Form 10-Q
period 1996-06-30
DIAMOND HOME SERVICES INC
filed 1996-08-14
CIK 1012442

FORM 10 - Q

                         SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C. 20549

         (Mark One)

          [X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D)
                       OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the Quarterly Period Ended June 30, 1996

                                         OR

          [ ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D)
                       OF THE SECURITIES EXCHANGE ACT OF 1934

                For the transition period from --------- to ---------

                           Commission File Number 0-20829

                             DIAMOND HOME SERVICES, INC.
               (Exact name of registrant as specified in its charter)

                    DELAWARE                          36-3886872
         (State or other jurisdiction of            (I.R.S. Employer
          incorporation or organization)          Identification No.)

                    222 Church Street, Woodstock, Illinois 60098
            (Address of principal executive offices, including zip code)

                                   (815) 334-1414
                (Registrant's telephone number, including area code)
                  -------------------------------------------------

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ( ) No (X)

     Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date: 9,074,900 shares of Common Stock outstanding as of July 31, 1996.


                            PART I. FINANCIAL INFORMATION


     ITEM 1. FINANCIAL STATEMENTS

                    DIAMOND HOME SERVICES, INC. AND SUBSIDIARIES

                   CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                     (Unaudited)
                                       Three Months Ended     Six Months Ended
                                            June 30,              June 30,
                                        1996       1995        1996       1995
                                        (In thousands, except per share data)
     Net sales . . . . . . . . . .     $41,389   $31,134      $68,482   $53,496
     Cost of sales . . . . . . . .      22,841    17,982       38,134    31,078
     Gross profit  . . . . . . . .      18,548    13,152       30,348    22,418

     Operating expenses:

     Selling, general, and
       administrative expense  . .      14,974    11,348       25,906    20,232
     Operating interest expense  .         212         -          234         -
     Amortization expense  . . . .         129       124          261       250
     Operating income  . . . . . .       3,233     1,680        3,947     1,936
     Interest expense, net . . . .          30       152           96       338
     Income before income taxes  .       3,203     1,528        3,851     1,598
     Income tax provision  . . . .       1,284       634        1,583       705
     Net income  . . . . . . . . .      $1,919      $894       $2,268      $893

     Income Per Share  . . . . . .        $.30      $.14         $.36      $.14

     Weighted average number of
       common shares and
       equivalent outstanding  . .       6,408     6,250        6,330     6,250

     See accompanying notes.


                    DIAMOND HOME SERVICES, INC. AND SUBSIDIARIES

                        CONDENSED CONSOLIDATED BALANCE SHEETS
                                                        June 30,   December 31,
                                                          1996         1995
                                                       (Unaudited)
                                                           (In thousands)
     ASSETS
     Current assets:
       Cash and cash equivalents . . . . . . . . . .     $10,546      $4,715
       Accounts receivable . . . . . . . . . . . . .       6,598       3,389
       Finance company accounts receivable . . . . .      16,382         542
       Prepaids and other current assets . . . . . .         746         567
       Deferred Income Taxes . . . . . . . . . . . .       1,059         404
     Total current assets  . . . . . . . . . . . . .      35,331       9,617
     Net property and equipment  . . . . . . . . . .       1,523       1,437
     Intangible assets, net  . . . . . . . . . . . .      17,178      17,395
     Deferred income taxes . . . . . . . . . . . . .         887       1,051
     Other . . . . . . . . . . . . . . . . . . . . .       1,229         643
     Total assets  . . . . . . . . . . . . . . . . .     $56,148     $30,143

                     LIABILITIES AND COMMON STOCKHOLDERS' EQUITY

     Current liabilities:
       Accounts payable and accrued liabilities  . .     $16,550     $13,077
       Due to stockholders . . . . . . . . . . . . .         554       1,354
       Income taxes  . . . . . . . . . . . . . . . .         206           -
     Total current liabilities . . . . . . . . . . .      17,310      14,431
     Long-term liabilities:
       Warranty and retention  . . . . . . . . . . .       5,578      4,617
       Due to stockholders . . . . . . . . . . . . .       1,275       4,862
     Total long-term liabilities . . . . . . . . . .       6,853       9,479
     Preferred stock, at redemption price  . . . . .           -       1,400
     Common stockholders' equity . . . . . . . . . .      31,985       4,833
     Total liabilities and common
       stockholders' equity  . . . . . . . . . . . .     $56,148     $30,143


     See accompanying notes.

                    DIAMOND HOME SERVICES, INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                     (Unaudited)
                                                       Six Months Ended June 30
                                                            (In thousands)
                                                             1996      1995
                                                             ----      ----
     Operating activities:
     Net income  . . . . . . . . . . . . . . . . . .       $ 2,268   $  893
     Adjustments to reconcile net income
       to net cash provided by (used in)
       operating activities:
       Depreciation and amortization . . . . . . . .           350      349
       Deferred income taxes . . . . . . . . . . . .          (491)    (128)
       Changes in operating assets and liabilities:
         Accounts receivable and other assets  . . .        (3,974)    (886)
         Accounts payable and accrued expenses . . .         3,679    1,538
       Warranty and retention  . . . . . . . . . . .           961    1,068
       Net cash provided by (used in) operating
         activities  . . . . . . . . . . . . . . . .         2,793    2,834
     Investing activities:
       Consumer finance loans originated . . . . . .       (18,825)       -
       Consumer finance loans repaid . . . . . . . .         2,985        -
       Capital expenditures(219)(525)
       Net cash used in investing activities . . . .       (16,059)    (525)
     Financing activities:
       Issuance of Common Stock, net of
          offering expenses  . . . . . . . . . . . .        33,484        -
       Common Stock dividend . . . . . . . . . . . .        (8,600)       -
       Preferred Stock redemption  . . . . . . . . .        (1,400)       -
       Borrowings (Repayment) on bank line of
         credit, net . . . . . . . . . . . . . . . .              -  (2,883)
       Payments due to stockholders  . . . . . . . .        (4,387)    (306)
       Net cash provided by (used in)
         financing activities  . . . . . . . . . . .        19,097   (3,189)
       Net increase (decrease) in cash and
         cash equivalents  . . . . . . . . . . . . .         5,831     (880)
       Cash and cash equivalents at beginning
         of period . . . . . . . . . . . . . . . . .         4,715    5,048
       Cash and cash equivalents at end
         of period . . . . . . . . . . . . . . . . .       $10,546   $4,168

     Supplemental cash flow disclosure:
       Interest paid . . . . . . . . . . . . . . . .          $738      $94
       Income taxes paid . . . . . . . . . . . . . .        $1,883     $934

     See accompanying notes.


                    DIAMOND HOME SERVICES, INC. AND SUBSIDIARIES

                NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                     (Unaudited)
                         (TABULAR AMOUNTS ARE IN THOUSANDS)

     1.    BASIS OF PRESENTATION

          The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month and six-month periods ended June 30, 1996 are not necessarily indicative of the results that may be expected for the year ending December 31, 1996. For further information, refer to the consolidated financial statements included in the Company's Registration Statement on Form S-1, as amended, dated June 19, 1996.

          The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

     2.    SIGNIFICANT ACCOUNTING POLICIES

          Credit participation fees paid by Sears and its affiliates are recognized in the period the receivables are placed with Sears and its affiliates, without recourse to the Company, utilizing the discounted present value of the contractual payment stream. Approximately 71% of the total credit participation fee earned is received in cash during the first three years.

     3.    CONSUMER FINANCING

          The Company's consumer finance subsidiary, Marquise Financial, began operations on November 20, 1995. Marquise Financial provides consumer financing through direct consumer loans to customers of the Company. Finance receivables are payable through monthly installments and may be secured or unsecured. Marquise Financial's first billings for monthly installments to consumers occurred on January 9, 1996. Interest income from finance receivables is recognized using the interest method. Accrual of interest income on finance receivables is suspended when a loan is contractually delinquent for 90 days or more and resumes when the loan becomes contractually current. No interest income was recorded during 1995. Provisions for credit losses are charged to income in amounts sufficient to maintain the allowance at a level considered adequate to cover the losses of principal and interest in the existing portfolio. It is Marquise Financial's policy to charge-off finance receivables when they are 210 days past due.

          The following summarized condensed financial information for Marquise Financial is before eliminations of intercompany transactions in consolidation:

                                                      June 30,   December 31,
                                                         1996        1995
                                                         ----        ----
     ASSETS:
       Cash  . . . . . . . . . . . . . . . . . . .     $   604          -
       Financing receivables . . . . . . . . . . .      16,382       $542
       Other current assets  . . . . . . . . . . .          58         95
       Intangibles, net  . . . . . . . . . . . . .         142        122
                                                       $17,717       $669

     LIABILITIES AND STOCKHOLDER'S EQUITY:
       Due to Diamond  . . . . . . . . . . . . . .     $17,545       $442
       Other . . . . . . . . . . . . . . . . . . .          52          3
       Total Liabilities . . . . . . . . . . . . .      17,597        445
       Total stockholder's equity  . . . . . . . .         120        224
       Total liabilities and stockholder's equity      $17,717       $669

     Results of operations for the three months ended and six months ended
     June 30, 1996, respectively:

       Financing income  . . . . . . . . . . . . .        $454       $493
       General and administrative expenses . . . .         490        667
       Loss before tax benefit . . . . . . . . . .         (36)      (174)
       Income tax benefit  . . . . . . . . . . . .          15         70
       Net loss  . . . . . . . . . . . . . . . . .         $21       $104

     Cash flow for the six months ended June 30, 1996:

       Net cash used in operating activities . . .                  ($104)
       Net cash used in investing activities . . .                (16,444)
       Net cash provided by financing activities .                 17,152
       Cash at June 30, 1996 . . . . . . . . . . .                   $604


     4.   STOCK OPTIONS

          The Company has reserved 620,000 shares of Common Stock in respect to the 1996 Incentive Stock Option Plan. On June 19, 1996, the Company issued 270,000 options to purchase Common Stock at an exercise price of $13 per share. At June 30, 1996, 67,500 options to purchase Common Stock were exercisable. At June 30, 1996, no options to purchase Common Stock were exercised or cancelled.

     5.   COMMON STOCK OFFERING

          In June 1996, the Company issued 2,824,950 shares of common stock (including underwriters' over-allotment option) at $13 per share in its initial public offering. Proceeds from the offering, net of underwriting commissions and related expenses totaling $3.3 million, were $33.5 million. Following the offering, the Company had 9,074,900 common shares issued and outstanding.

          A portion of the offering proceeds were used to pay a $8.6 million special dividend to pre-offering stockholders.


     ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                  CONDITION AND RESULTS OF OPERATIONS

     RESULTS OF OPERATIONS

     SECOND QUARTER 1996 COMPARED TO SECOND QUARTER 1995

     Net sales

          Net sales increased $10.3 million, or 32.9%, from $31.1 million for the second quarter 1995 to $41.4 million for the second quarter 1996. Approximately 53.8% of the increase in net sales was attributable to roofing and gutter products and services, net sales of which increased $5.5 million to $25.8 million for the second quarter 1996. Approximately 30.0% of the increase in net sales was attributable to fencing products and services, net sales of which increased $3.1 million to $9.5 million for the second quarter 1996. Approximately 6.3% of the increase in net sales was attributable to garage door and entry door products and services, net sales of which increased $640 thousand to $5.1 million for the second quarter of 1996. The balance, 9.9% of the increase in net sales, was due to credit participation fee income of $559 thousand from Sears and its affiliates , which was payable beginning January 1, 1996, on installed sales financed by Sears and its affiliates during the quarter, and interest income of $454 thousand on receivables financed by the Company's newly-formed consumer finance subsidiary, Marquise Financial. The second quarter increases in net sales were due primarily to an increase in the number of installations as the Company increased the average number of its sales associates during the comparative periods from 600 to 698 and, to a lesser extent, increased selling prices; and, new in 1996, credit participation fee and finance income.

     Gross Profit

          Gross profit increased $5.4 million, or 41.0%, from $13.1 million, or 42.2% of net sales, for the second quarter 1995 to $18.5 million, or 44.8% of net sales, for the second quarter 1996. The increased gross profit resulted from an increased number of installations, increase in balance of sales to higher margin products and services, primarily fencing, the credit participation fee income from Sears and its affiliates and interest income from Marquise Financial. The license fee incurred to Sears increased $992 thousand, or 29.6%, from $3.4 million, or 10.8% of net installed sales, for the second quarter 1995 to $4.4 million, or 10.8% of net installed sales, for the second quarter 1996. The dollar increase in the license fee incurred to Sears for the second quarter 1996 was due to the increase in sales volume. Sears and the Company entered into a new three-year license agreement effective January 1, 1996. Among other things, the license agreement provides for a fixed license fee, at the March 1995 license fee rate, to be charged during the term of the license agreement. Gross profit before the Sears license fee, credit participation fee and interest income increased $5.4 million, or 32.6%, from $16.5 million, or 53.0% of net sales, for the second quarter 1995 to $21.9 million, or 54.2% of net sales, for the second quarter 1996. The unit costs of materials, installation labor and warranty expense remained relatively constant during the quarterly period.

     Selling, General and Administrative Expenses

          Selling, general and administrative expenses increased $3.7 million, or 31.9%, from $11.3 million in the second quarter 1995 to $15.0 million in the second quarter 1996 and, as a percentage of net sales, decreased from 36.4% to 36.2%. The dollar increase in selling, general and administrative expenses resulted primarily from expenses associated with increased sales volume, the increased number of sales associates and expenses related to the hiring of personnel to support the expansion of the infrastructure of the Company's core sales and installation business including the expansion of Marquise Financial. Direct advertising expense increased $491 thousand, or 28.6%, from $1.7 million for the second quarter 1995 to $2.2 million for the second quarter 1996; as a percentage of net sales, however, direct advertising expense decreased from 5.5% for the second quarter 1995 to 5.3% for the second quarter 1996, reflecting improved utilization of sales leads primarily due to the increase in sales associates. Selling commission expense increased $892 thousand, or 27.8%, from $3.2 million in the second quarter 1995 to $4.1 million in the second quarter 1996; as a percentage of net installed sales, however, selling commission expense decreased from 10.3% in the second quarter 1995 to 9.9% in the second quarter 1996. Sales representatives are compensated on a variable commission basis depending upon the type and gross profit of product sold. Performance-based compensation paid to officers and regional, sales and production managers increased $342 thousand, or 59.4%, from $576 thousand in the second quarter 1995 to $918 thousand in the second quarter 1996, primarily due to the increase in operating income. Management fees incurred to Globe increased from $146 thousand in the second quarter 1995 to $180 thousand in the second quarter 1996. The management fee agreement between the Company and Globe was terminated June 20, 1996. The balance of selling, general and administrative expenses, primarily sales lead-generation activities, administrative, field operations and Marquise Financial payrolls and related costs and general expenses, increased $1.9 million, or 32.8%, from $5.7 million, or 18.3% of net sales, in the second quarter 1995 to $7.6 million, or 18.3% of net sales, in the second quarter 1996. The dollar increase was primarily due to increased expenses relating to support personnel and services required to manage the Company's expanding infrastructure and captive finance subsidiary, Marquise Financial.

     Operating Interest Expense

          Operating interest expense was $212 thousand for the second quarter 1996. Operating interest expense relates to bank borrowings required to finance a portion of Marquise Financial receivables.

     Amortization of Intangibles

          Amortization of intangibles increased from $124 thousand in the second quarter 1995 to $129 thousand in the second quarter 1996. The amortization expense relates primarily to goodwill incurred in connection with the September 1994 stock repurchase from management.

     Interest Expense, Net

          Net interest expense decreased $122 thousand from $152 thousand in the second quarter 1995 to $30 thousand in the second quarter 1996, as interest income from invested excess operating cash partially offset the interest expense related to the notes payable to certain of the Company's senior managers in connection with the September 1994 stock repurchase from management. $3.2 million of notes payable to senior managers was repaid in June 1996.

     Income Tax Provision

     The Company's income tax provision increased from $634 thousand, or an effective rate of 41.5%, for the second quarter 1995 to $1.3 million, or an effective rate of 40.1%, for the second quarter 1996. The difference in the effective income tax rate and the federal statutory rate (34%) is due primarily to amortization of intangibles which are not deductible for income tax purposes and the effect of state income taxes.

     Net Income

          The Company's net income increased $1.0 million from $894 thousand in the second quarter 1995 to $1.9 million in the second quarter 1996.

     FIRST SIX MONTHS 1996 COMPARED TO FIRST SIX MONTHS 1995

     Net Sales

          Net sales increased $15.0 million, or 28.0%, from $53.5 million for the first six months of 1995 to $68.5 million for the first six months of 1996. Approximately 57.8% of the increase in net sales was attributable to roofing and gutter products and services, net sales of which increased $8.7 million to $44.7 million for the first six months of 1996. Approximately 28.8% of the increase in net sales was attributable to fencing products and services, net sales of which increased $4.3 million to $13.1 million for the first six months of 1996. Approximately 3.8% of the increase in net sales was attributable to garage door and entry door products and services, net sales of which increased $558 thousand to $9.3 million for the first six months of 1996. The balance, 9.6% of the increase in net sales, was due to credit participation fee income of $941 thousand from Sears and its affiliates, which was payable beginning January 1, 1996, on installed sales financed by Sears and its affiliates during the first six months, and interest income of $493 thousand on receivables financed by the Company's newly-formed consumer finance subsidiary, Marquise Financial. The increases in net sales were due primarily to an increase in the number of installations as the Company increased the average number of its sales associates during the comparative periods from 566 to 675 and increased selling prices in the first three months of the year; and, new in 1996, credit participation fee and finance income.

     Gross Profit

          Gross profit increased $7.9 million, or 35.4%, from $22.4 million, or 41.9% of net sales, for the first six months of 1995 to $30.3 million, or 44.3% of net sales, for the first six months of 1996. The increased gross profit resulted from an increased number of installations, increased selling prices in the first three months of the year, increase in balance of sales to higher margin products and services, primarily fencing, the credit participation fee from Sears and its affiliates and interest income from Marquise Financial, partially offset by the increase, in the first quarter 1996, in the Sears license fee. The license fee incurred to Sears increased $1.6 million, or 29.6%, from $5.5 million, or 10.3% of net installed sales, for the first six months 1995 to $7.1 million, or 10.6% of net installed sales, for the first six months of 1996. The increase in the license fee incurred to Sears for the first six months of 1996 was due to the increase in sales volume and an increase in the composite license fee rates related to the shift in balance of sales. Sears and the Company entered into a new three-year license agreement effective January 1, 1996. Among other things, the license agreement provides for a fixed license fee, at the March 1995 license fee rate, to be charged during the term of the license agreement. Gross profit before the Sears license fee, credit participation fee and interest income increased $8.1 million, or 29.1%, from $27.9 million, or 52.2% of net sales, for the first six months of 1995 to $36.1 million, or 53.8% of net sales, for the first six months of 1996. The unit costs of materials, installation labor and warranty expense remained relatively constant during the first six month period.

     Selling, General and Administrative Expenses

               Selling, general and administrative expenses increased $5.7 million, or 28.0%, from $20.2 million in the first six months 1995 to $25.9 million in the first six months 1996 and, as a percentage of net sales, remained constant at 37.8%. The dollar increase in selling, general and administrative expenses resulted primarily from the expenses associated with the increased sales volume, the increased number of sales associates and expenses related to the hiring of personnel to support the expansion of the infrastructure of the Company's core sales and installation business including the expansion of Marquise Financial. Direct advertising expense increased $556 thousand, or 17.6%, from $3.2 million for the first six months 1995 to $3.7 million for the first six months 1996; as a percentage of net sales, however, direct advertising expense decreased from 5.9% for the first six months 1995 to 5.4% for the first six months 1996, reflecting improved utilization of sales leads primarily due to the increase in the number of sales associates. Selling commission expense increased $1.2 million, or 21.6%, from $5.5 million in the first six months 1995 to $6.7 million in the first six months 1996; as a percentage of net installed sales, selling commission expense decreased from 10.4% in the first six months 1995 to 9.9% in the first six months 1996. Sales representatives are compensated on a variable commission basis depending upon the type and gross profit of product sold. Performance-based compensation paid to officers and regional, sales and production managers increased $468 thousand, or 58.3%, from $803 thousand in the first six months 1995 to $1.3 million in the first six months 1996, primarily due to the increase in operating income. Management fees incurred to Globe increased from $256 thousand in the first six months 1995 to $311 thousand in the first six months 1996. The management fee agreement between the Company and Globe was terminated June 20, 1996. The balance of selling, general and administrative expenses, primarily sales lead-generation activities, administrative, field operations and Marquise Financial payrolls and related costs and general expenses, increased $3.4 million, or 32.5%, from $10.5 million, or 19.6% of net sales, in the first six months 1995 to $13.9 million, or 20.2% of net sales, in the first six months 1996. The increase was primarily due to increased expenses relating to support personnel and services required to manage the Company's expanding infrastructure and captive finance subsidiary, Marquise Financial.

     Operating Interest Expense

          Operating interest expense was $234 thousand for the first six months 1996. Operating interest expense relates to bank borrowings required to finance a portion of Marquise Financial's receivables.

     Amortization of Intangibles

          Amortization of intangibles increased from $250 thousand in the first six months 1995 to $261 thousand in the first six months 1996. The amortization expense relates primarily to goodwill incurred in connection with the September 1994 stock repurchase from management.

     Interest Expense, Net

          Net interest expense decreased $242 thousand from $338 thousand in the first six months 1995 to $96 thousand in the first six months 1996, as interest income from invested excess operating cash partially offset the interest expense related to notes payable to certain of the Company's senior managers in connection with the September 1994 stock repurchase from management. $4 million of notes payable to senior managers was repaid during the first six months 1996.

     Income Tax Provision

          The Company's income tax provision increased from $705 thousand, or an effective rate of 44.1%, for the first six months 1995, to $1.6 million, or an effective rate of 41.1%, for the first six months 1996.
     The difference in the effective income tax rate and federal statutory rate (34%) is due primarily to amortization of intangibles which are not deductible for income tax purposes and the effect of state income taxes.

     Net Income

          The Company's net income increased $1.4 million from $893 thousand in the first six months 1995 to $2.3 million in the first six months 1996.

     LIQUIDITY AND CAPITAL RESOURCES

          The Company's primary capital needs have been to fund the growth of the Company, the September 1994 stock repurchase from management, and, more recently, to fund the operations of the Company's captive finance subsidiary, Marquise Financial. The Company's primary sources of liquidity have been cash flow from operations, borrowings under its bank credit facility, and, in June 1996, from the net proceeds of its initial public offering of stock. The Company's core sales and installation business is not capital intensive. Capital expenditures for 1994, 1995 and the first six months 1996 were approximately $573 thousand, $888 thousand and $219 thousand, respectively. Capital expenditures for 1996 are expected to approximate $1.2 million, primarily related to ongoing upgrading of computer hardware and software. Future requirements for capital expenditures are expected to be funded by cash flow from operations. The Company believes that it has sufficient operating cash flow, working capital base, available bank credit facility as well as additional bank financing currently being pursued by the Company with respect to Marquise Financial, to meet all of its obligations for the foreseeable future, including ongoing funding for Marquise Financial and for the development and expansion of complementary product lines and services.

          In June 1996, the Company issued 2,824,950 shares of Common Stock (including underwriters' over-allotment option) at $13 per share in its initial public offering. Proceeds from the offering, net of underwriting commissions and related expenses totaling $3.3 million, were $33.5 million. A portion of the offering proceeds was used to pay a $8.6 million special dividend to pre-offering stockholders, repay all borrowings aggregating $11.9 million under the bank line of credit (used to finance Marquise Financial receivables) and repay $3.2 million of notes to senior managers related to the September 1994 stock repurchase.

          At June 30, 1996, the Company had approximately $10.5 million in cash and cash equivalents and net working capital of $18.0 million. At
     June 30, 1996, the Company had available $15 million in bank line of credit and a debt to equity ratio of 17.4: 1.

          The Company's results of operations may fluctuate from year to year or quarter to quarter due to a variety of factors. The Company expects lower levels of sales and profitability during the period from mid-November through mid-March, impacting the first and fourth quarter of each year. The Company believes that this seasonality is caused by winter weather in certain of the Company's markets located in the northeastern and north central U.S. and rainy weather, each of which limits the Company's ability to install exterior home improvement products.



                             PART II.  OTHER INFORMATION

     ITEM  6.  EXHIBITS AND REPORTS ON FORM 8-K

          (a)  Exhibits

               (27)  Financial Data Schedule


          (b)  No reports on Form 8-K were filed during the quarter.


                                     Signatures


          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  DIAMOND HOME SERVICES, INC.

     Date:  August 13, 1996
                                  By: /s/ Richard G. Reece
                            				      ---------------------------------
                                      Richard G. Reece
                                      Vice President and
                                      Chief Financial Officer
                                      (For the Registrant and as
                                      Principal Financial and
                                      Accounting Officer)