Form 10-Q
period 1996-09-30
DIAMOND HOME SERVICES INC
filed 1996-11-14
CIK 1012442

FORM 10 - Q

                          SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C. 20549

         (Mark One)

          [X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D)
                        OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended September 30, 1996

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes (X) No ( )

     Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date: 9,074,900 shares of Common Stock outstanding as of October 31, 1996.


                            PART I. FINANCIAL INFORMATION

     ITEM 1. FINANCIAL STATEMENTS

                                                  DIAMOND HOME SERVICES, INC. AND SUBSIDIARIES

                                                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                                                   (Unaudited)
                                                             Three Months Ended                Nine Months Ended
                                                                September 30                     September 30
                                                               1996            1995             1996              1995
                                                                     (In thousands, except per share data)
          NET SALES . . . . . . . . . . . . . . . . .       $46,492         $36,459         $114,974           $89,955
          Cost of sales . . . . . . . . . . . . . . .        25,962          21,097           64,096            52,125
          GROSS PROFIT  . . . . . . . . . . . . . . .        20,530          15,412           50,878            37,830
          Operating expenses:
             Selling, general, and administrative            16,245          12,619           42,151            32,851
             expense  . . . . . . . . . . . . . . . .
             Operating interest expense   . . . . . .             -               -              234                 -
             Amortization expense   . . . . . . . . .           135             126              396               376
          OPERATING INCOME  . . . . . . . . . . . . .         4,150           2,667            8,097             4,603
          Interest income(expense), net . . . . . . .           122            (96)               26             (434)
          Income before income taxes  . . . . . . . .         4,272           2,571            8,123             4,169
          Income tax provision  . . . . . . . . . . .         1,681           1,039            3,264             1,744
          NET INCOME  . . . . . . . . . . . . . . . .        $2,591          $1,532           $4,859            $2,425

          INCOME PER SHARE  . . . . . . . . . . . . .          $.28            $.25             $.67              $.39

          Weighted average number of common shares and
          equivalent outstanding  . . . . . . . . . .         9,198           6,250            7,296             6,250


         See accompanying notes.



                                                  DIAMOND HOME SERVICES, INC. AND SUBSIDIARIES

                                                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                SEPTEMBER 30,           DECEMBER 31,
                                                                                     1996                   1995
                                                                                  (UNAUDITED)
                                                                                                (In thousands)

                           ASSETS

          Current assets:
             Cash and cash equivalents  . . . . . . . . . . . . . . . . . . .       $8,516                 $4,715
             Accounts receivable  . . . . . . . . . . . . . . . . . . . . . .        7,675                  3,389
             Finance company accounts receivable  . . . . . . . . . . . . . .       18,357                    542
             Prepaids and other current assets  . . . . . . . . . . . . . . .        1,393                    567
             Deferred income taxes  . . . . . . . . . . . . . . . . . . . . .          895                    404
             Total current assets   . . . . . . . . . . . . . . . . . . . . .       36,836                  9,617
          Net property and equipment  . . . . . . . . . . . . . . . . . . . .        1,507                  1,437
          Intangible assets, net  . . . . . . . . . . . . . . . . . . . . . .       17,043                 17,395
          Deferred income taxes . . . . . . . . . . . . . . . . . . . . . . .        1,089                  1,051
          Other . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        2,146                    643
          Total assets  . . . . . . . . . . . . . . . . . . . . . . . . . . .      $58,621                $30,143

        LIABILITIES AND COMMON STOCKHOLDERS' EQUITY

          Current liabilities:
             Accounts payable and accrued liabilities   . . . . . . . . . . .      $14,730                $13,077
             Due to stockholders  . . . . . . . . . . . . . . . . . . . . . .          554                  1,354
             Income taxes   . . . . . . . . . . . . . . . . . . . . . . . . .          732                      -
          Total current liabilities . . . . . . . . . . . . . . . . . . . . .       16,016                 14,431
          Long-term liabilities:
             Warranty and retention   . . . . . . . . . . . . . . . . . . . .        7,144                  4,617
             Due to stockholders  . . . . . . . . . . . . . . . . . . . . . .        1,222                  4,862
          Total long-term liabilities . . . . . . . . . . . . . . . . . . . .        8,366                  9,479
          Preferred stock, at redemption price  . . . . . . . . . . . . . . .            -                  1,400
          Common stockholders' equity . . . . . . . . . . . . . . . . . . . .       34,239                  4,833
          Total liabilities and common stockholders' equity . . . . . . . . .      $58,621                $30,143

         See accompanying notes.


                                                  DIAMOND HOME SERVICES, INC. AND SUBSIDIARIES

                                                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                                   (UNAUDITED)

                                                                                              NINE MONTHS ENDED
                                                                                                 SEPTEMBER 30
                                                                                                (IN THOUSANDS)
                                                                                            1996             1995
         Operating activities:
           Net income  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        $4,859           $2,425
           Adjustments to reconcile net income to net cash provided by (used in)
             operating activities:
             Depreciation and amortization . . . . . . . . . . . . . . . . . . . . .           599              524
             Deferred income taxes . . . . . . . . . . . . . . . . . . . . . . . . .          (529)          (1,044)
                Changes in operating assets and liabilities:
                 Accounts receivable and other assets  . . . . . . . . . . . . . . .        (5,927)          (1,390)
                 Accounts payable and accrued expenses   . . . . . . . . . . . . . .         1,653            5,275
                 Warranty and retention  . . . . . . . . . . . . . . . . . . . . . .         2,527            1,758
           Net cash provided by operating activities . . . . . . . . . . . . . . . .         3,182            7,548
         Investing activities:
           Consumer finance loans originated . . . . . . . . . . . . . . . . . . . .       (22,603)               -
           Consumer finance loans repaid . . . . . . . . . . . . . . . . . . . . . .         4,788                -
           Capital expenditures  . . . . . . . . . . . . . . . . . . . . . . . . . .          (273)            (778)
           Net cash used in investing activities . . . . . . . . . . . . . . . . . .       (18,088)            (778)
         Financing activities:
           Issuance of Common Stock, net of offering expenses  . . . . . . . . . . .        33,147                -
           Common Stock special dividend . . . . . . . . . . . . . . . . . . . . . .        (8,600)               -
           Preferred Stock redemption  . . . . . . . . . . . . . . . . . . . . . . .        (1,400)               -
           Borrowings (repayment) on bank line of credit, net  . . . . . . . . . . .             -           (7,283)
           Payments due to stockholders  . . . . . . . . . . . . . . . . . . . . . .        (4,440)          (1,920)
           Net cash provided by (used in) financing activities . . . . . . . . . . .        18,707           (9,203)
           Net increase (decrease) in cash and cash equivalents  . . . . . . . . . .         3,801           (2,433)
           Cash and cash equivalents at beginning of period  . . . . . . . . . . . .         4,715            5,048
           Cash and cash equivalents at end of period  . . . . . . . . . . . . . . .         8,516           $2,615

           Supplemental cash flow disclosure:
             Interest paid . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          $738             $233
             Income taxes paid . . . . . . . . . . . . . . . . . . . . . . . . . . .        $3,061           $2,099

         See accompanying notes.



                     DIAMOND HOME SERVICES, INC. AND SUBSIDIARIES

                 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                     (Unaudited)
                          (TABULAR AMOUNTS ARE IN THOUSANDS)

     1.   BASIS OF PRESENTATION

          The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month and nine-month periods ended September 30, 1996 are not necessarily indicative of the results that may be expected for the year ending December 31, 1996. For further information, refer to the consolidated financial statements included in the Company's Registration Statement on Form S-1, as amended (Reg. No. 333-10973).

          The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.


     2.   SIGNIFICANT ACCOUNTING POLICIES

          Credit participation fees paid by Sears and its affiliates are recognized in the period the receivables are placed with Sears and its affiliates, without recourse to the Company, utilizing the discounted present value of the contractual payment stream. Approximately 71% of the total credit participation fee earned is received in cash during the first three years. Credit participation fees paid by other third-party finance companies on receivables placed with these third-party finance companies, without recourse to the Company, are recognized when received.

     3.   CONSUMER FINANCING

          The Company's consumer finance subsidiary, Marquise Financial Services, Inc. ("Marquise Financial"), began operations on November 20, 1995. Marquise Financial provides consumer financing through direct consumer loans to customers of the Company. Finance receivables are payable through monthly installments and may be secured or unsecured. Marquise Financial's first billings for monthly installments to consumers occurred on January 9, 1996. Interest income from finance receivables is recognized using the interest method. Accrual of interest income on finance receivables is suspended when a loan is contractually delinquent for 90 days or more and resumes when the loan becomes contractually current. No interest income was recorded during 1995. Provisions for credit losses are charged to income in amounts sufficient to maintain the allowance at a level considered adequate to cover the losses of principal and interest in the existing portfolio. It is Marquise Financial's policy to charge-off finance receivables when they are 210 days past due.

          The following summarized condensed financial information for Marquise Financial is before eliminations of intercompany transactions in consolidation:


                                                                              September 30,             December 31,
                                                                                  1996                      1995
          ASSETS:
             Cash . . . . . . . . . . . . . . . . . . . . . . . . . . . .             $180                        -
             Financing receivables  . . . . . . . . . . . . . . . . . . .           18,357                     $542
             Other current assets . . . . . . . . . . . . . . . . . . . .               46                        5
             Intangibles, net . . . . . . . . . . . . . . . . . . . . . .              133                      122
                                                                                   $18,716                     $669
          LIABILITIES AND STOCKHOLDER'S EQUITY:
             Due to Diamond . . . . . . . . . . . . . . . . . . . . . . .          $18,528                     $442
             Other  . . . . . . . . . . . . . . . . . . . . . . . . . . .               68                        3
             Total Liabilities  . . . . . . . . . . . . . . . . . . . . .           18,596                      445
             Total stockholder's equity . . . . . . . . . . . . . . . . .              120                      224
             Total liabilities and stockholder's equity . . . . . . . . .          $18,716                     $669

          RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED AND NINE MONTHS ENDED SEPTEMBER 30, 1996, RESPECTIVELY:

             Financing income . . . . . . . . . . . . . . . . . . . . . .             $726                   $1,219
             General and administrative expenses  . . . . . . . . . . . .              726                    1,393
             Loss before tax benefit  . . . . . . . . . . . . . . . . . .                0                     (174)
             Income tax benefit . . . . . . . . . . . . . . . . . . . . .                0                       70
             Net loss . . . . . . . . . . . . . . . . . . . . . . . . . .               $0                     $104

          CASH FLOW FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1996:

             Net cash used in operating activities  . . . . . . . . . . .                                     ($104)
             Net cash used in investing activities  . . . . . . . . . . .                                   (17,867)
             Net cash provided by financing activities  . . . . . . . . .                                    18,151
             Cash at September 30, 1996 . . . . . . . . . . . . . . . . .                                      $180



     4.  STOCKHOLDERS' EQUITY

          At September 30, 1996, and December 31, 1995, the Company had 9,074,900 and 6,249,950 common shares, respectively, issued and outstanding.

          The Company has reserved 620,000 shares of Common Stock in respect to the 1996 Incentive Stock Option Plan. On June 19, 1996, the Company issued 275,000 options to purchase Common Stock at an exercise price of $13 per share. At September 30, 1996, 68,750 options to purchase Common Stock were exercisable. Through September 30, 1996, no options to purchase Common Stock were exercised or cancelled.

     5.  COMMON STOCK OFFERING

          In June 1996, the Company issued 2,824,950 shares of common stock (including underwriters' over-allotment option) at $13 per share in its initial public offering. Proceeds from the offering, net of underwriting commissions and related expenses totaling $3.7 million, were $33.1 million. Following the offering, the Company had 9,074,900 common shares issued and outstanding. A portion of the offering proceeds were used to pay a $8.6 million special dividend to pre-offering stockholders.

          In September 1996, the Company's largest stockholder, Globe Building Materials, Inc. ("Globe"), sold 750,000 shares of common stock at $29 per share in a public offering. The Company did not receive any proceeds from the public offering.


     ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS

     RESULTS OF OPERATIONS
     THIRD QUARTER 1996 COMPARED TO THIRD QUARTER 1995

     Net sales

          Net sales increased $10.0 million, or 27.5%, from $36.5 million for the third quarter 1995 to $46.5 million for the third quarter 1996. Approximately 46.6% of the increase in net sales was attributable to roofing and gutter products and services, net sales of which increased $4.8 million to $30.5 million for the third quarter 1996. Approximately 26.1% of the increase in net sales was attributable to fencing products and services, net sales of which increased $2.6 million to $8.2 million for the third quarter 1996. Approximately 13.2% of the increase in net sales was attributable to garage door and entry door products and services, net sales of which increased $1.3 million to $6.4 million for the third quarter of 1996. The balance, 14.1% of the increase in net sales, was due to credit participation fee income of $685 thousand from Sears and its affiliates , which was payable beginning January 1, 1996, on installed sales financed by Sears and its affiliates during the quarter, and interest income of $726 thousand on receivables financed by the Company's newly-formed consumer finance subsidiary, Marquise Financial. The third quarter increases in net sales were due primarily to an increase in the number of installations as the Company increased the average number of its sales associates during the comparative period from 640 to 752; and, new in 1996, credit participation fee and finance income.

     Gross Profit

          Gross profit increased $5.1 million, or 33.2%, from $15.4 million, or 42.3% of net sales, for the third quarter 1995 to $20.5 million, or 44.2% of net sales, for the third quarter 1996. The increased gross profit resulted from an increased number of installations, an increase in balance of sales to higher margin products and services, primarily fencing, the credit participation fee income from Sears and its affiliates and interest income from Marquise Financial. The license fee incurred to Sears increased $979 thousand, or 25.1%, from $3.9 million, or 10.7% of net installed sales, for the third quarter 1995 to $4.9 million, or 10.5% of net installed sales, for the third quarter 1996. The dollar increase in the license fee incurred to Sears for the third quarter 1996 was due to the increase in sales volume. Sears and the Company entered into a new three-year license agreement effective January 1, 1996. Among other things, the license agreement provides for a fixed license fee, at the March 1995 license fee rate, to be charged during the term of the license agreement. Gross profit before the Sears license fee, credit participation fee and interest income increased $4.7 million, or 24.3%, from $19.3 million, or 53.0% of net installed sales, for the third quarter 1995 to $24.0 million, or 53.2% of net installed sales, for the third quarter 1996. The unit costs of materials, installation labor and warranty expense remained relatively constant during the quarterly period.

     Selling, General and Administrative Expenses

          Selling, general and administrative expenses increased $3.6 million, or 28.7%, from $12.6 million in the third quarter 1995 to $16.2 million in the third quarter 1996 and, as a percentage of net sales, increased from 34.6% to 34.9%. The dollar increase in selling, general and administrative expenses resulted primarily from expenses associated with increased sales volume, the increased number of sales associates and expenses related to the hiring of personnel to support the expansion of the infrastructure of the Company's core sales and installation business including the expansion of Marquise Financial. Direct advertising expense increased $525 thousand, or 33.1%, from $1.6 million for the third quarter 1995 to $2.1 million for the third quarter 1996; as a percentage of net sales, direct advertising expense increased from 4.3% for the third quarter 1995 to 4.5% for the third quarter 1996, reflecting advertising price increases partially offset by improved utilization of sales leads primarily due to the increase in the number of sales associates. Selling commission expense increased $868 thousand, or 23.5%, from $3.7 million in the third quarter 1995 to $4.6 million in the third quarter 1996; as a percentage of net installed sales, selling commission expense remained constant at 10.1%. Sales representatives are compensated on a variable commission basis depending upon the type and gross profit of product sold. Performance-based compensation paid to officers and regional sales and production managers increased $277 thousand, or 49.4%, from $561 thousand in the third quarter 1995 to $838 thousand in the third quarter 1996, primarily due to the increase in operating income. The balance of selling, general and administrative expenses, primarily sales lead-generation activities, administrative, field operations and Marquise Financial payrolls and related costs and general expenses, increased $2.0 million, or 29.8%, from $6.7 million, or 18.5% of net sales, in the third quarter 1995 to $8.7 million, or 18.8% of net sales, in the third quarter 1996. The dollar increase was primarily due to increased expenses relating to support personnel and services required to manage the Company's expanding infrastructure and captive finance subsidiary, Marquise Financial.

     Operating Interest Expense

          The Company had no operating interest expense for the third quarter 1996. Operating interest expense relates to bank borrowings required to finance a portion of Marquise Financial's receivables. The Company utilized a portion of the proceeds from the June 1996 initial public offering to paydown all bank borrowings.

     Amortization of Intangibles

          Amortization of intangibles increased from $126 thousand in the third quarter 1995 to $135 thousand in the third quarter 1996. The amortization expense relates primarily to goodwill incurred in connection with the September 1994 stock repurchase from management.

     Interest Income, Net

          Net interest income increased $218 thousand from $96 thousand net interest expense in the third quarter 1995 to $122 thousand net interest income in the third quarter 1996, primarily due to increased interest income from invested cash balances and the reduction of interest expense related to the notes payable to certain of the Company's senior managers in connection with the September 1994 stock repurchase from management. $4.0 million of notes payable to senior managers was repaid during the first six months of 1996.

     Income Tax Provision

          The Company's income tax provision increased from $1.0 million, or an effective rate of 40.4%, for the third quarter 1995 to $1.7 million, or an effective rate of 39.3%, for the third quarter 1996. The difference in the effective income tax rate and the federal statutory rate (34%) is due primarily to amortization of intangibles which are not deductible for income tax purposes and the effect of state income taxes.

     Net Income

          The Company's net income increased $1.1 million from $1.5 million in the third quarter 1995 to $2.6 million in the third quarter 1996.

     FIRST NINE MONTHS 1996 COMPARED TO FIRST NINE MONTHS 1995

     Net Sales

          Net sales increased $25.0 million, or 27.8%, from $90.0 million for the first nine months of 1995 to $115.0 million for the first nine months of 1996. Approximately 54.0% of the increase in net sales was attributable to roofing and gutter products and services, net sales of which increased $13.5 million to $75.2 million for the first nine months of 1996. Approximately 27.6% of the increase in net sales was attributable to fencing products and services, net sales of which increased $6.9 million to $21.3 million for the first nine months of 1996. Approximately 7.2% of the increase in net sales was attributable to garage door and entry door products and services, net sales of which increased $1.8 million to $15.7 million for the first nine months of 1996. The balance, 11.2% of the increase in net sales, was due to credit participation fee income of $1.6 million from Sears and its affiliates, which was payable beginning January 1, 1996, on installed sales financed by Sears and its affiliates during the first nine months, and interest income of $1.2 million on receivables financed by the Company's newly-formed consumer finance subsidiary, Marquise Financial. The increases in net sales were due primarily to an increase in the number of installations as the Company increased the average number of its sales associates during the comparative periods from 587 to 701 and increased selling prices in the first three months of the year and, new in 1996, credit participation fee and finance income.

     Gross Profit

          Gross profit increased $13.0 million, or 34.5%, from $37.8 million, or 42.1% of net sales, for the first nine months of 1995 to $50.9 million, or 44.3% of net sales, for the first nine months of 1996. The increased gross profit resulted from an increased number of installations, increased selling prices in the first three months of the year, an increase in balance of sales to higher margin products and services, primarily fencing, the credit participation fee from Sears and its affiliates and interest income from Marquise Financial, partially offset by the increase, in the first quarter 1995, in the Sears license fee rate. The license fee incurred to Sears increased $2.6 million, or 27.4%, from $9.4 million, or 10.4% of net installed sales, for the first nine months 1995 to $12.0 million, or 10.7% of net installed sales, for the first nine months of 1996. The increase in the license fee incurred to Sears for the first nine months of 1996 was due to the increase in sales volume and an increase in the composite license fee rates related to the shift in balance of sales. Sears and the Company entered into a new three-year license agreement effective January 1, 1996. Among other things, the license agreement provides for a fixed license fee, at the March 1995 license fee rate, to be charged during the term of the license agreement. Gross profit before the Sears license fee, credit participation fee and interest income increased $12.8 million, or 26.9%, from $47.3 million, or 52.6% of net installed sales, for the first nine months of 1995 to $60.1 million, or 53.5% of net installed sales, for the first nine months of 1996. The unit costs of materials, installation labor and warranty expense remained relatively constant during the first nine month period.

     Selling, General and Administrative Expenses

               Selling, general and administrative expenses increased $9.3 million, or 28.3%, from $32.9 million in the first nine months 1995 to $42.2 million in the first nine months 1996 and, as a percentage of net sales, increased from 36.5% to 36.7%. The dollar increase in selling, general and administrative expenses resulted primarily from the expenses associated with the increased sales volume, the increased number of sales associates and expenses related to the hiring of personnel to support the expansion of the infrastructure of the Company's core sales and installation business including the expansion of Marquise Financial.
     Direct advertising expense increased $1.0 million, or 22.5%, from $4.8 million for the first nine months 1995 to $5.8 million for the first nine months 1996; as a percentage of net sales, however, direct advertising expense decreased from 5.3% for the first nine months 1995 to 5.1% for the first nine months 1996, reflecting improved utilization of sales leads primarily due to the increase in number of sales associates partially offset by advertising price increases in the third quarter. Selling commission expense increased $2.1 million, or 22.3%, from $9.2 million in the first nine months 1995 to $11.3 million in the first nine months 1996; as a percentage of net installed sales, selling commission expense decreased from 10.3% in the first nine months 1995 to 10.1% in the first nine months 1996. Sales representatives are compensated on a variable commission basis depending upon the type and gross profit of product sold. Performance-based compensation paid to officers and regional sales and production managers increased $745 thousand, or 54.6%, from $1.4 million in the first nine months 1995 to $2.1 million in the first nine months 1996, primarily due to the increase in operating income. Management fees incurred to Globe decreased from $444 thousand in the first nine months 1995 to $311 thousand in the first nine months 1996. The management fee agreement between the Company and Globe was terminated June 20, 1996. The balance of selling, general and administrative expenses, primarily sales lead-generation activities, administrative, field operations and Marquise Financial payrolls and related costs and general expenses, increased $5.6 million, or 33.1%, from $17.0 million, or 18.9% of net sales, in the first nine months 1995 to $22.6 million, or 19.7% of net sales, in the first nine months 1996. The increase was primarily due to increased expenses relating to support personnel and services required to manage the Company's expanding infrastructure and captive finance subsidiary, Marquise Financial.

     Operating Interest Expense

          Operating interest expense, incurred in the first half of the year, was $234 thousand for the first nine months 1996. The Company did not have any operating interest expense in the first nine months of 1995. Operating interest expense relates to bank borrowings required to finance a portion of Marquise Financial's receivables. The Company utilized a portion of the proceeds from the June 1996 initial public offering to paydown all bank borrowings.

     Amortization of Intangibles

          Amortization of intangibles increased from $376 thousand in the first nine months 1995 to $396 thousand in the first nine months 1996. The amortization expense relates primarily to goodwill incurred in connection with the September 1994 stock repurchase from management.

     Interest Income, Net

          Net interest income increased $460 thousand from $434 thousand net interest expense in the first nine months 1995 to $26 thousand net interest income in the first nine months 1996, primarily due to increased interest income from invested cash balances and the reduction of interest expense related to notes payable to certain of the Company's senior managers in connection with the September 1994 stock repurchase from management. $4 million of notes payable to senior managers was repaid during the first six months 1996.

     Income Tax Provision

          The Company's income tax provision increased from $1.7 million, or an effective rate of 41.8%, for the first nine months 1995, to $3.3 million, or an effective rate of 40.2%, for the first nine months 1996. The difference in the effective income tax rate and federal statutory rate (34%) is due primarily to amortization of intangibles which are not deductible for income tax purposes and the effect of state income taxes.

     Net Income

          The Company's net income increased $2.5 million from $2.4 million in the first nine months 1995 to $4.9 million in the first nine months 1996.

     LIQUIDITY AND CAPITAL RESOURCES

          The Company's primary capital needs have been to fund the growth of the Company, the September 1994 stock repurchase from management, and, more recently, to fund the operations of the Company's captive finance subsidiary, Marquise Financial. The Company's primary sources of liquidity have been cash flow from operations, borrowings under its bank credit facility, and, in June 1996, from the net proceeds of its initial public offering. The Company's core sales and installation business is not capital intensive. Capital expenditures for 1994, 1995 and the first nine months 1996 were approximately $573 thousand, $888 thousand and $272 thousand, respectively. Capital expenditures for the next twelve months are expected to approximate $1.2 million, primarily related to ongoing upgrading of computer hardware and software. Future requirements for capital expenditures are expected to be funded by cash flow from operations. The Company believes that it has sufficient operating cash flow, working capital base, available bank credit facility as well as additional bank financing currently being pursued by the Company with respect to Marquise Financial, to meet all of its obligations for the foreseeable future, including ongoing funding for Marquise Financial and for the development and expansion of complementary product lines and services.

          In November 1995, the Company commenced the operations of Marquise Financial, its consumer finance subsidiary. Marquise Financial has been capitalized and funded with the Company's excess operating cash flow and secured borrowings under the Company's $15 bank million line of credit, which were subsequently paid down with a portion of the proceeds from the Company's June 1996 initial public offering. At September 30, 1996, Marquise Financial had consumer finance receivables of approximately $ 18.4 million. The Company anticipates that its existing cash balances, the bank line of credit, the sale of Marquise Financial's consumer finance receivables as market conditions may warrant from time to time and excess cash flow from operations will be sufficient to satisfy the Company's financing cash requirements in the foreseeable future.

          The preceding paragraphs of this Liquidity and Capital Resources section contain forward-looking statements about the funding of various activities within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Actual results could differ materially from those projected in the forward-looking statements. Factors that could cause actual results to differ materially include, but are not limited to, the rate of growth of the Company's revenues, the rate of expansion of the Company's business, other available sources of financing for customer purchases, market conditions with respect to the sale of consumer finance receivables, the availability and cost of financing and cash flow from operations.

          In June 1996, the Company issued 2,824,950 shares of Common Stock (including underwriters' over-allotment option) at $13 per share in its initial public offering. Proceeds from the offering, net of underwriting commissions and related expenses totaling $3.7 million, were $33.1 million. A portion of the offering proceeds was used to pay a $8.6 million special dividend to pre-offering stockholders, repay all borrowings aggregating $11.9 million under the bank line of credit (used to finance Marquise Financial receivables) and repay $3.2 million of notes to senior managers related to the September 1994 stock repurchase.

          From its inception in June 1993, the Company has generated cash flow from operations of approximately $20.5 million. The Company used $12.5 million of cash in connection with the repurchase of 40.2% of its Common Stock in September 1994, $2.0 million for capital expenditures and $4.5 million for the initial funding of Marquise Financial's consumer financing activities. At September 30, 1996, the Company had approximately $8.5 million in cash and cash equivalents and net working capital of $20.8 million. At September 30, 1996, the Company had available $15 million in bank line of credit and $1.8 million total debt to management stockholders. At September 30, 1996, the Company had no amounts outstanding under its bank line of credit.

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


                             PART II.  OTHER INFORMATION


     ITEM. 6.  EXHIBITS AND REPORTS ON FORM 8-K

          (a)  Exhibits

          (10.1) Diamond Home Services, Inc. Incentive Stock Option Plan, as amended.

            (27) Financial Data Schedule


          (b)  No reports on Form 8-K were filed during the quarter.


                                      Signatures


          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              DIAMOND HOME SERVICES, INC.


                              By:  /s/ Richard G. Reece
                                   ----------------------------------------
                                       Richard G. Reece
                                       Vice President and Chief Financial
                                       Officer (For the Registrant and as
                                       Principal Financial and Accounting
                                       Officer)

     Date:  November 12, 1996