Form 10-K
period 1996-12-31
DIAMOND HOME SERVICES INC
filed 1997-03-31
CIK 1012442

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

                                    FORM 10-K
(Mark One)

[X] Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 1996 or

[  ] Transition Report pursuant to Section 13 or 15(d) of the Securities
     Exchange Act of 1934 for the transition period from
     to                        .

Commission file number:  0-20829

                           DIAMOND HOME SERVICES, INC.
             (Exact name of registrant as specified in its charter)

              Delaware                           36-3886872
     (State or other jurisdiction of         (I.R.S. Employer
     incorporation or organization)        Identification No.)

     222 Church Street
     Woodstock, Illinois                            60098
(Address of principal executive offices)         (Zip Code)

Registrant's telephone number, including area code:   (815) 334-1414

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:

                          Common Stock, $.001 par value
                                (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.     Yes  /X/        No   / /

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in
Part III of this Form 10-K or any amendment to this Form 10-K.    / /

The registrant estimates that the aggregate market value of the registrant's Common Stock held by non-affiliates on March 3, 1997 (based upon an estimate that 56.0% of the shares are so owned by non-affiliates and upon the average of the closing bid and asked prices for the Common Stock on the Nasdaq National Market) on that date was approximately $90,000,000. Determination of stock ownership by non-affiliates was made solely for the purpose of responding to this requirement and registrant is not bound by this determination for any other purpose.

As of March 3, 1997, 9,078,675 shares of the registrant's Common Stock were outstanding.

The following documents are incorporated into this Form 10-K by reference:

     Annual Report to Stockholders for fiscal year ended December 31, 1996 (Parts I and II).

     Proxy Statement for Annual Meeting of Stockholders to be held on May 15, 1997 (Part III).


                                     PART I

ITEM 1.  BUSINESS

GENERAL

      The Company is a leading national marketer and contractor of installed home improvement products, including roofing, gutters, doors and fencing. The Company markets its home improvement products and services directly to consumers primarily under the "Sears" name pursuant to a three-year non-exclusive license agreement with Sears, Roebuck & Co. ("Sears") which expires December 31, 1998. Sears has been in business for over 100 years and is a nationally recognized name in the installed home improvement industry. The Company is one of the largest third-party licensees of Sears home improvement products and services. The Company currently markets its products directly to residential customers in 44 states through a combination of national and local advertising and its approximately 750 sales associates. The Company has 75 sales offices located in major cities across the U.S. The Company installs its products through a network of over 1,300 qualified independent installers and purchases its products through local and regional independent distributors.

      The Company was formed in May 1993 to participate in the consolidation of the installed home improvement industry. Since commencement of the Company's operations in June 1993, the Company's net sales have increased to $157.1 million for the year ended December 31, 1996.


PRODUCTS

     The following table sets forth the net sales and percentage of total net sales for each of the Company's major product lines.

                                                                       Years Ended December 31,
                                                 1994                              1995                            1996

                                       Net Sales    Percent of Total    Net Sales    Percent of Total    Net Sales  Percent of Total
                                                                           (Dollars in Thousands)

 Roofing and Gutters . . . . . . .         $74,015           78.6%        $87,060         69.7%         $102,818      65.4%
 Fencing . . . . . . . . . . . . .           7,358            7.8          17,933         14.3            26,324      16.8
 Garage, Entry and Security Doors           12,138           12.9          19,288         15.5            22,454      14.3
 Fee and Finance Income  . . . . .               -              -              -            -              4,209       2.7
 Other . . . . . . . . . . . . . .             675            0.7             567          0.5             1,263       0.8


      Total  . . . . . . . . . . .         $94,186          100.0%       $124,848        100.0%         $157,068     100.0%


     The Company purchases all of its products directly from independent distributors and/or manufacturers. All products sold by the Company under the license agreement must be pre-approved by Sears.

     Set forth below is brief description of the products offered by the
Company:

 Roofing and Gutters. The Company sells and installs most types of roofing products, including asphalt, fiberglass, laminate, 3-tab and wood shingles, clay and concrete tile and metal. The Company also sells and installs a proprietary, premium shingle under the "Diamond Shield" name, which is manufactured by Globe Building Materials, Inc. ("Globe"), the Company's largest stockholder. The Diamond Shield shingle has a 30-year warranty and is rapidly becoming the Company's most popular shingle in the north central United States. Globe licenses the name "Diamond Shield" to the Company pursuant to an exclusive, royalty-free, perpetual license. The Company does not sell, install or tear-off asbestos roofing. The Company installs all types of residential roofs from flat roofs to roofs with complex structures. The average price for a roof installed by the Company is approximately $5,000. The Company also sells and installs aluminum and steel gutters. The average price of installed gutters is approximately $1,300. The Company repairs roofs in certain limited markets as a Sears authorized contractor and provides warranty service on Sears' behalf for exterior home products sold, furnished and installed by Sears prior to Sears' exit from the selling, furnishing and installing of roofing products. Pursuant to the Sears license agreement, the Company also sells and installs soffit/facia, siding for dormers and gable ends, chimney repair and tear-off roofing in connection with its roofing installations.

     The Company, on a limited test basis, also sells and installs, under the "Diamond Exteriors" name, most types of light commercial roofing products, which are similar to residential roofing products, including a wide variety of shingles and various types of modified asphalt and rubber-based roll roofing products. The average price for a light commercial roof installation is approximately $15,000. Typically, a light commercial roofing installation involves roofs of less than 13,000 square feet, such as fast food restaurants, convenience stores and small, single-unit buildings. The light commercial roofing products and services are not marketed or sold pursuant to a Sears license agreement.

 Fencing. The Company sells and installs a variety of fencing products including galvanized, steel and aluminized chain link fences, vinyl coated steel fabric fences with matching color frameworks, wood fences in a variety of styles and plastic fences. The Company also sells a proprietary chain link fence under the "Diamond Shield" name which features an extra-strong ribbed design and rust protection. The average price of an installed fence is approximately $2,300.

 Garage Doors. The Company sells and installs a complete line of wood, steel and fiberglass garage doors. The average price of an installed garage door, including custom-made garage doors, is approximately $1,200. In connection with the sales of garage doors, the Company also sells and installs Sears brand garage door openers. The Company sells a proprietary, high quality insulated steel garage door under the "Diamond Shield" name. The Company repairs garage doors as a Sears authorized contractor.

 Entry and Security Doors. The Company sells and installs exterior entry doors and security storm doors. The Company offers a variety of pre-finished energy-efficient steel, wood and fiberglass entry doors in a wide assortment of colors and styles. The average price of an installed entry door is approximately $1,700. The Company also offers steel-frame security storm doors which provide energy efficiency and security. The average price for a fully installed security storm door is approximately $1,100. In addition, the Company sells patio doors and patio storm doors.

Fee and Finance Income. In 1996, the Company generated income from two additional sources. Credit participation fee income, primarily from Sears and its affiliates on installed sales financed by Sears and its affiliates, totalled $2.3 million in 1996. Finance interest income on receivables financed by the Company's wholly-owned consumer finance subsidiary, Marquise Financial Services, Inc. ("Marquise"), totalled $1.9 million in 1996.

Other. The Company sells and installs skylights, insulation and a complete line of exterior home improvement products for mobile homes such as siding, windows, doors and roofing. The Company is currently testing in one market operations which will provide, through the Company's wholly-owned subsidiary Solitaire Heating and Cooling, Inc. ("Solitaire"), cleaning, repair and replacement products and services to the heating, ventilation, and air conditioning market, which services are not marketed or sold pursuant to a Sears license agreement.

NATIONAL MARKETING AND SALES LEAD GENERATION

      The Company's principal marketing activities are conducted by participation in Sears' national advertising campaigns. In 1995 and 1996, approximately 44% and 39%, respectively, of the Company's marketing expense was related to Sears-produced advertising. Prior to the beginning of each year, the Company is required to commit to the amount of advertising space that it intends to purchase from Sears for the upcoming year. The Company believes that Sears national advertising campaigns enable the Company to cost-effectively market its products. In addition, the Company advertises in the yellow pages, in local newspapers, and, to a lesser extent, on radio and television. To improve the efficiency of its promotional activities, the Company monitors responses with internally developed computer software to determine which groups of homeowners produce the highest percentages of scheduled appointments and sales and to compile information such as the average sale price per sales lead for each type of advertising media. The Company's analysis of this information provides the basis for the ongoing refinement of its advertising program.

      The Company's advertisements with Sears display a toll free number for a potential customer to call. Currently, all calls from potential customers responding to Sears advertisements, representing approximately 50% of the total calls received by the Company, go through a call center contracted by Sears which is operated 24 hours a day. A call-prompt system allows the caller to select the desired product in response to automated questions outlining the various products and services. Calls relating to the Company's products are then automatically transferred to a call center operated by HI, Inc. ("HI"), a call center staffed 24 hours a day and an affiliate of Mr. Clegg, Chairman of the Board, Chief Executive Officer and President of the Company. This call center verifies the products the customer is interested in, schedules an appointment and transmits the sales lead via facsimile or computer to the appropriate sales office.

SALES

      Potential customers who contact the Company are scheduled for an in-home presentation from a sales associate, generally within two to five days of the initial contact. Appointment schedules are transmitted by facsimile or computer from the call centers to the various sales offices two to three times per day. The Company attempts to limit, as the most effective level of appointments per sales associates, each sales associate to two to three appointments each day, Monday through Saturday; and each sales associate is required to report the results of each appointment on a daily basis. Such data provide the basis for the computer-generated management information upon which the Company evaluates each sales associate's performance in such areas as sales as a percentage of appointments, cancellation rate, average dollar amount of sales, job profitability and amount of commissions earned.

      Upon being assigned a qualified sales lead, one of the Company's sales associates will make an in-home presentation explaining the Company's products to the potential customer with the assistance of brochures and videos. During the in-home presentation, the sales associate will also determine the specifications of the home improvement project and provide a written price estimate for the work to be performed. The Company follows a policy of requiring no money down from customers with approved credit, with payment to be made only upon completion of the job and the receipt of a written statement from the customer confirming satisfaction.

      The Company employs an incentive-based compensation program coupled with employee benefit programs, including health insurance coverage, for its sales associates. Sales associates receive a percentage of the revenue generated by a sale, with the percentage varying, depending upon the line of product sold. In addition, in the event of improper estimating or other errors which lead to a reduced gross profit on an installation, the sales associate's commission is reduced by a portion of the reduced gross profit. Sales managers are paid a minimum base salary, with incentives based on both monthly sales and the quarterly profits for their sales offices.

      The Company places great importance on recruiting skilled, professional and motivated sales associates. The attraction and retention of qualified sales associates is critical to the Company's goal of continued sales growth. The Company attracts sales associates by general advertising and referrals. The Company believes it is reducing the incidence of sales associate turnover.

      The Company has found that improved training of its sales associates increases the level of service that can be provided to the customer and improves the percentage of sales leads which are converted into sales. The Company employs, and is in the process of implementing nationwide, a standardized one to four week training program for all sales associates. The training program involves instruction as to the high standards of integrity and customer service required by the Company, technical information about the various products offered by the Company and "on the job" training with an experienced sales associate. The Company has developed a series of videos and training materials to assist in the training process. The Company's product suppliers also provide representatives to assist in the training programs at the supplier's expense.

      Until February, 1997, the Company's sales and installation activities were organized into four geographic regions (the East, Southeast, Central and West), each of which was managed by a regional president and each of which had two or three districts that reported to it. In February, 1997, the Company reorganized its operations. It established a national head of sales and a national head of installations to whom, among others, each district now reports. The Company currently has 75 sales offices, including an office for its Solitaire subsidiary. Each sales office is typically staffed with a sales manager, an installation manager and a customer service project coordinator. The sales office is responsible for assigning sales leads to the sales associates. The sales manager is responsible for recruiting and training sales associates and monitoring performance, including closing ratio performance with a view to assuring maximum productivity for each lead. The installation manager is responsible for scheduling and retaining independent installers for particular jobs and recruiting independent installers. The customer service project coordinator manages the job through completion and customer satisfaction.

INDEPENDENT INSTALLERS

      The Company retains independent installers to perform all of its installations. Prior to retention, the Company generally pre-screens each contractor's background and work to ensure that it meets the Company's quality and safety standards. Each of the Company's sales offices enters into arrangements with multiple independent installers setting forth the compensation structure for the independent installer for a specified type and scope of installation. Independent installers engaged by the Company employ their own workers and are required to maintain their own vehicles, equipment, insurance and licenses. The Company's policy requires that its independent installers satisfy the Company's workers' compensation, general liability and automotive insurance requirements. In certain circumstances, independent installers have not carried or renewed their workers' compensation and general liability insurance. To the extent that independent installers do not carry the required insurance, the Company could incur ultimate liability for any injury or damage claims. The Company is implementing a captive insurance program to address this situation. The Company has established relationships (i.e., independent installers who have performed two or more installations for the Company) with over 1,300 independent installers. Many independent installers operate multiple installation crews. Each independent installer provides the Company with a one to two year warranty for its work which, in the case of roofing, is significantly shorter in duration than the labor warranty provided by the Company to its customers.

CUSTOMER FINANCING

      The average sales price charged by the Company for its products and services ranges between $1,100 and $5,000. During fiscal 1996, approximately 93% of the Company's sales were financed, and, of the sales which were financed, approximately 79% were financed through Sears and third party finance companies, including Sears affiliates. A sales associate is generally able to determine credit availability for a customer by calling one of the Company's finance resources during the in-home presentation. In the Company's credit arrangements with its third-party finance companies, the finance companies assume all credit risk and the Company receives, upon completion of the installation, the full or negotiated (in the case of non-prime credit) contract price. Because the Company's target market is a homeowner living in a single family home, its potential customers generally have a good credit rating. However, in the past the credit approval rate of Sears and its affiliates for the Company's customers has varied from time to time based on a variety of factors. The continued availability of affordable financing for potential customers is necessary for the Company to continue to sell its products.

      In November 1995, Marquise, the Company's consumer finance subsidiary, commenced operations to provide an additional financing alternative for purchasers of the Company's products. If the customer does not want to finance the purchase through third-party finance companies or, in some cases, if third-party finance companies decline the customer's credit application, the customer may finance the purchase through Marquise, so long as the customer satisfies Marquise's credit criteria. The sales associate makes a phone call during the in home presentation and is generally able to determine unsecured credit availability for a customer with Marquise within 5 to 10 minutes. Unlike financing through third-party finance companies, the Company bears the credit risk on all financing provided by Marquise. As of December 31, 1996, Marquise held $5.3 million in net consumer finance receivables.

      During 1996 Marquise loaned approximately $23.6 million in unsecured finance receivables and received approximately $5.4 million in finance receivables repayment. In December 1996, Marquise sold approximately $12.7 million of the unsecured portfolio, at a premium to par value, to a third-party finance company. During the fourth quarter of 1996, Marquise introduced a new finance product - a fixed rate loan secured by real estate - available to all creditworthy customers that cannot obtain unsecured consumer loans. At December 31, 1996, Marquise had approximately $2.1 million in outstanding commitments of the fixed rate, secured loans.

WARRANTY

      The Company provides each customer with a warranty on product and labor. Depending on the type of product installed, the product and labor warranties provided by the Company to the customer vary generally from two to 10 years. In addition, the manufacturer provides a warranty to the customer on the product. Generally, the product warranty provided by manufacturers is commensurate as to scope and is typically longer as to duration than the warranty that the Company provides to its customers. However, certain manufacturer product warranties often provide a declining amount of coverage over time, while the Company's warranty coverage does not decline during the warranty period. The labor warranty that the Company receives from its independent installers (generally one to two years), especially in the case of roofing is significantly shorter in duration than that provided by the Company to its customers. In all cases, the Company is primarily liable to the customer to fulfill all warranty obligations, regardless of whether a manufacturer or independent installer performs its warranty obligations. In addition, pursuant to the license agreement with Sears (i) Sears has the right to settle, at the Company's expense and without the Company's consent, any customer complaints,
(ii) the Company has agreed to and supports Sears policy of "Satisfaction Guaranteed or Your Money Back" as it relates to customer complaints and adjustments and (iii) the Company's customers are third-party beneficiaries of the one-year product and labor warranty given by the Company to Sears with respect to each installation. The Company attempts to limit its potential warranty exposure by pre-screening and certifying independent installers, using quality, warranted products produced by nationally known manufacturers and inspecting a portion of all installations.

      To secure the performance of the independent installers under their warranties, the Company requires most independent installers to deposit with the Company between 1% and 2% of the payment such independent installers receive for each completed installation, up to an aggregate maximum agreed-upon amount, which amount is held in reserve by the Company. These retentions are used to secure performance by an independent installer of any labor warranty claims. Although the amounts retained may not be sufficient to cover all labor warranty costs, the Company believes that such retentions provide sufficient incentive to the independent installer to perform the installation or needed repair in accordance with the Company's high quality standards. The Company currently accrues a reserve for warranty claims, which has approximated 2% of net sales since the Company's inception.

PURCHASING

      The Company purchases roofing materials, gutters, doors, fencing and related products primarily from a variety of local and regional independent distributors and/or manufacturers. Each independent distributor provides a variety of services to the Company, including the maintenance of adequate inventories to support the Company's prompt need for materials, the delivery of requisite materials to each job site, the agreement to back the Company's warranty under specified circumstances, and the provision of extended payment terms for the products purchased. Through the use of independent distributors, the Company avoids the costs associated with maintaining an inventory, with operating distribution centers, and with delivering materials to job sites. In many cases, the payment terms extended by the Company's suppliers permit the Company to collect payment for an installation prior to payment by the Company of the associated product costs. The independent distributors benefit from their relationships with the Company due to the consistent volume of purchases by the Company and the resultant increased inventory turnover and the limited credit risk posed by the Company.

      In 1995 and 1996, approximately 20% and 23%, respectively, of the Company's roofing material purchases were supplied by ABC Supply Co., Inc., an independent distributor having facilities in multiple locations. The Company believes that other distribution companies would be able to offer comparable services and pricing to the Company. Approximately 16% and 8% in dollar volume of all roofing products purchased by the Company during 1995 and 1996, respectively, were manufactured by Globe, the Company's largest stockholder.

SEARS LICENSE AGREEMENT

      Currently, the Company conducts primarily all of its direct marketing and installation activities under a license agreement between Diamond Exteriors, Inc., a wholly-owned subsidiary of the Company ("Exteriors"), and Sears. As used herein with respect to the description of the Sears license agreement, the defined term "Company" shall mean Diamond Home Services, Inc. together with Exteriors. The Company entered into a new three-year license agreement with Sears effective January 1, 1996. The license agreement authorizes the Company to sell, furnish and install roofing, gutters, doors and fences under the "Sears" name as a Sears authorized contractor to residential customers in 44 states. During the term of the license agreement, the Company may not sell, furnish or install similar products under either its own or any other retailer's name without Sears consent. The license agreement expires December 31, 1998 but, under certain circumstances, may be extended for a wind down period of up to six months. After the first two years of its term, the license agreement may be terminated prior to expiration by either party without cause so long as such party has provided 12-months' written notice prior to the termination date. The license agreement also provides for immediate termination by Sears for various reasons, including failure to comply with any material provision of the license agreement; allegations that the approved products infringe a third party's patent, trademark or copyright or that they are being sold in violation of law; the Company's failure to have merchantable, conforming products ready for delivery and installation at the time specified; or receipt by Sears, in its opinion, of an excessive number of complaints regarding the Company and the Company's failure to timely provide Sears with adequate assurances, as determined by Sears, that issues involving such complaints have been resolved to Sears satisfaction. In addition, Sears has the right, at any time, upon 12 months' notice to the Company to discontinue the Company's right to sell, furnish and install certain products in certain markets under the "Sears" name if the sales volume or relative "Quality Every Day!" standards or "Service Quality Index" scores, as defined in the license agreement, for such products or services fall below the standards contained in the license agreement.

      The license agreement is not exclusive by its terms; however, historically, Sears has not licensed the same home improvement products to multiple licensees within the same market. The Company believes Sears does not grant licenses to more than one licensee in a market to avoid confusion among the customers with respect to pricing and other factors; provided, however, there can be no assurance that Sears will continue to limit its licenses. The license agreement may not be assigned by the Company to a third party other than an affiliate without Sears consent.

      The license agreement provides for the Company to pay Sears a license fee based on the Company's gross sales for products licensed under the license agreement. The license fee is a fixed percentage of such sales for certain products. The license agreement provides for an additional fee of 1% of gross sales for each sale made pursuant to a customer referral from a Sears retail store associate.

      The license agreement imposes quality standards which must be maintained by the Company, as to both the products and the services it offers. Prior to any new product introduction, each product sold under the license agreement with Sears must be approved by Sears. In addition, all marketing materials employing the "Sears" name are subject to the prior approval of Sears. The license agreement grants Sears title to all customer information generated by Exteriors during the term of the license agreement, as well as to all telephone numbers used by Exteriors in connection with its operations under the license agreement and provides that the Company has no right or interest in such customer information or goodwill. The Company cannot use such information other than in connection with the license agreement. The license agreement also provides Sears the right to settle, at the Company's expense and without the Company's consent, any customer complaints. The Company is not aware of any material claims made against Sears by customers of the Company which the Company has not directly resolved with the customer, but no assurances can be given that Sears will not do so in the future with respect to the Company's customers. The Company has agreed to and supports Sears policy of "Satisfaction Guaranteed or Your Money Back." The license agreement also provides that the customers are third-party beneficiaries of the one-year product and labor warranty from the Company to Sears with respect to each installation.

      The license agreement provides for the payment of a credit participation fee as long as Sears be given a right of first refusal with respect to a minimum of 75% of the total dollar volume of applications for credit received by the Company in connection with sales made pursuant to the license agreement. If Sears declines any credit application, such application is referred to the Company and the Company, at its discretion, can provide credit to the applicant or seek a third party to provide credit. Beginning in 1996, the Company received from Sears and its affiliates a participation fee equal to approximately 1.6% of sales financed through Sears and its affiliates. The participation fees are payable by Sears and its affiliates over a ten-year period, with 71% of the total participation fee to be paid in the first three years following each installation financed through Sears and its affiliates. The Company's right to receive the participation fee is subject to termination under certain circumstances.

      The Company believes that it has a good relationship with Sears and that it is one of Sears largest third-party home improvement product licensees measured by number of installations, gross sales, license fees paid to Sears and the number of sales offices and markets served. In 1995 and 1996, the Company incurred license fees to Sears in the aggregate amount of $13.0 million and $16.4 million, respectively. In addition, Sears and its affiliates have financed an aggregate in excess of $180 million since the Company's inception. In the event that Sears were to terminate or fail to renew the license agreement, the Company believes that, through its established sales and installation system, its products and services could be marketed, installed and financed by the Company independently or under the name of an alternative retail licensor. However, termination of the license agreement or certain rights thereunder, the failure of Sears to renew the license agreement with the Company on its current terms, an increase in the rates of the license fee paid by the Company to Sears, the addition of other Sears licensees marketing the Company's products in the Company's markets, Sears exercise of its right to discontinue the Company's license in any market or for any product or a decline in Sears reputation could have a material adverse effect on net sales and profitability of the Company. The Company is not owned or controlled by, or under common control with Sears. Neither Sears nor any of its affiliates assumes any responsibility with respect to the accuracy of any information set forth herein.

SEASONALITY AND BACKLOG

      The Company's results of operations may fluctuate from year to year or quarter to quarter due to a variety of factors. The Company expects lower levels of sales and profitability during the period from mid-November through mid-March, impacting the first and fourth quarter of each fiscal year. In addition, the demand for the Company's products and the Company's results of operations may be affected by the severity of the weather. Backlog, defined as jobs sold but not installed, increased $5.6 million, or 60.9%, from $9.2 million at the end of December 1995 to $14.8 million at the end of December 1996.

COMPETITION

      The industry in which the Company competes is fragmented and competitive. The Company believes that it is one of the largest companies in the U.S. engaged in the sale and installation of exterior home improvement products. The Company competes for sales with numerous local home improvement installers and independent installers in each of its markets, some of which also serve as independent installers for the Company. The Company also competes against major retailers which license and/or market and install products similar to the Company's, including Home Depot, Inc., Montgomery Ward & Co., Inc., and Century
21. To date, none of the retailer-sponsored programs has provided significant competition to the Company. However, there is no assurance that this absence of competition will continue. Certain of these competitors are significantly larger and have greater financial resources than the Company. In addition, Home
Depot, Inc., Montgomery Ward & Co., Inc., and Century 21 each has a nationwide chain of retail stores or outlets, which provides them the opportunity to offer products and services similar to the Company's directly to their customers. The Company competes on the basis of price, Sears name recognition and reputation, customer service reputation, workmanship and the ability of the Company and the manufacturer to fulfill their warranty obligations. Because the Company's focus is on providing additional value to its customers through warranty protection, insurance coverage, proprietary products and superior customer service, the Company typically charges prices for its products and services which are higher than those of most of its local competitors.

GOVERNMENT REGULATIONS

      The Company's business and the activities of its independent installers are subject to various federal, state and local laws, regulations and ordinances relating to, among other things, in-home sales, consumer financing, advertising, the licensing of home improvement independent installers, OSHA standards, building and zoning regulations and environmental laws and regulations relating to the disposal of demolition debris and other solid wastes. In certain jurisdictions, the Company or one of its employees is required to be licensed as a contractor. In addition, certain jurisdictions require the Company or the independent installer to obtain a building permit for each installation. The Company is also subject to certain federal, state and local laws and regulations, which, among other things, regulate the Company's advertising, warranties and disclosures to customers.

      Marquise's operations are subject to supervision by state authorities (typically state banking, consumer credit or insurance authorities) that generally require that the Company be licensed to conduct its business. In many states, issuance of licenses is dependent upon a finding of public convenience, and of financial responsibility, character and fitness of the applicant. The Company is generally subject to state regulations, examinations and reporting requirements. Licenses are revocable for cause.

      The Federal Consumer Credit Protection Act ("FCCPA") is comprised of various federal statutes governing the consumer finance industry. Included within the FCCPA are, among other federal statutes, the Truth in Lending Act, the Fair Credit Reporting Act, the Equal Credit Opportunity Act and the Fair Debt Collection Practices Act. The Truth in Lending Act requires a written statement showing the annual percentage rate of finance charges and requires that other information be presented to debtors when consumer credit contracts are executed. The Fair Credit Reporting Act requires certain disclosures to applicants for credit concerning information that is used as a basis for denial of credit. The Equal Credit Opportunity Act prohibits discrimination against applicants with respect to any aspect of a credit transaction on the basis of sex, marital status, race, color, religion, national origin, age, derivation of income from a public assistance program, or the good faith exercise of a right under the FCCPA. In addition, the Fair Debt Collections Practices Act proscribes various debt collection practices which it deems unfair, harassing or deceptive.

      Marquise is subject to state usury laws. In certain states and under certain circumstances, state law has been preempted by federal law, although for a period of time individual states were permitted to enact legislation superseding federal law. To be eligible for the federal preemption, the credit application must comply with certain consumer protection provisions. A few states have elected to override federal law, but have established maximum rates that either fluctuate with changes in prevailing rates or are high enough so that, to date, no state's maximum interest rate has precluded Marquise from continuing to offer financing in that state.

EMPLOYEES AND INDEPENDENT INSTALLERS

      At December 31, 1996, the Company employed 1,260 persons, including 678 sales associates and 190 part-time employees. In addition, the Company has relationships (i.e., independent installers who have performed two or more installations for the Company) with approximately 1,300 independent installers which perform installation services. Many of the Company's independent installers operate multiple installation crews. The Company considers its relations with its employees and independent installers to be satisfactory.

EXECUTIVE OFFICERS AND KEY EMPLOYEES OF THE REGISTRANT


      As of March 26, 1997, the executive officers and key employees of the Company were as follows:

                                   NAME                           AGE                          POSITION

           EXECUTIVE OFFICERS:
           C. Stephen Clegg                                         46  Chairman of the Board, Chief Executive Officer and
                                                                        President
           James M. Gillespie                                       57  Vice President - Business Development and a Director
           Frank Cianciosi                                          53  Vice President - National Sales
           Jerome Cooper                                            56  Vice President - Installations
           Richard G. Reece                                         48  Vice President, Chief Financial Officer and
                                                                        Treasurer
           Ann Crowley Patterson                                    37  Vice President - Administration
           Joseph U. Schorer                                        43  Vice President, General Counsel and Secretary

           KEY EMPLOYEES:
           S. Austin Sawyer                                         63  President of Marquise
           Marvin Lerman                                            54  Vice President - Purchasing
           Kenneth H. Smith                                         54  Vice President - Sales and Marketing
           Eugene J. O'Hern, Jr.                                    53  Controller
           Wayne Tompkins                                           47  Vice President - Human Resources
           Stuart Davidson                                          34  Vice President - MIS


     MR. C. STEPHEN CLEGG has been a director of the Company since
September 1993 and has served as the Company's Chairman of the Board and Chief Executive Officer since February 1996 and President since April 1996. From April 1989 to the present, Mr. Clegg has served as Chairman of the Board, Chief Executive Officer and controlling stockholder of Globe, a manufacturer of home building products, including roofing shingles and related roofing products. Globe is the Company's largest stockholder. Mr. Clegg has served as the Chairman of the Board and Chief Executive Officer of Mid-West Spring Manufacturing Company, a company which manufactures specialty springs, wire forms and metal stamping products ("Mid-West Spring"), and its predecessors since April 1993 and has served as a director since 1991. Since April 1994, Mr. Clegg has also served as the Chairman of the Board, Chief Executive Officer and controlling stockholder of Catalog Holdings, Inc. ("Catalog"). Catalog is the parent company of HI, which receives fees from the Company for providing call center services and for processing sales leads. HI owns all the preferred stock, and a minority of the common stock, of Handy Craftsmen which leases space from the Company.
Mr. Clegg is president of Clegg Industries, Inc., a private investment firm which he founded in September 1988. Prior to founding Clegg Industries, Inc., he was a managing director of AEA Investors, Inc., a private investment firm.
Mr. Clegg is currently a director of two other public companies, Birmingham Steel Corporation, a steel production company, and Ravens Metal Products, Inc., a manufacturer of aluminum products.

     MR. JAMES M. (MILT) GILLESPIE has been a director of the Company since
May 1995 and in January, 1997, he was appointed Vice President - Business Development for the Company. From April 1996 until January 1997, Mr. Gillespie was Vice President - Southeastern Region of the Company. He was President - Southeastern Region of the Company from May 1995 to April 1996, had been Southeastern Region Manager from February 1994 to May 1995 and was a director of the Company from September 1993 to September 1994. Prior to joining the Company, Mr. Gillespie held various retail management positions with Sears from 1962 to 1989 and was a regional business manager of installed home improvements at Sears from 1989 to May 1993.

     MR. FRANK CIANCIOSI has been Vice President - National Sales for the Company since February 1997. Prior to that time he was Vice President - Eastern Region and National Sales Manager of the Company beginning in April 1996 and had earlier served as a director of the Company from September 1993 to September 1994. He was President - Eastern Region of the Company from May 1995 to
April 1996 and had been Eastern Region Manager from February 1994 to May 1995. Prior to joining the Company, Mr. Cianciosi held various retail management positions with Sears from 1962 to 1989 and was a regional business manager of installed home improvements at Sears from 1989 to April 1993.

     MR. JEROME COOPER has been Vice President - Installations for the Company since February, 1997. From April 1996 until February 1997, he was Vice President - Central Region of the Company. He was President - Central Region of the Company from May 1995 to April 1996 and was Central Region Manager from February 1994 to May 1995. Prior to joining the Company, Mr. Cooper held various retail management positions with Sears from 1963 to 1991 and was regional business manager of installed home improvements at Sears from 1991 to May 1993.

     MR. RICHARD G. REECE has served as Vice President, Chief Financial Officer and Treasurer of the Company since April 1996. He was assistant treasurer of the Company from August 1994 to April 1996 and a director from May 1995 to April 1996. Mr. Reece was Vice President and Chief Financial Officer of Globe from August 1994 to June 1996. From November 1990 to the present, Mr. Reece has been the sole officer, director and stockholder of Paradigm 2000 Inc., a consulting firm which he founded. From June 1986 to December 1990, Mr. Reece was Executive Vice President and Chief Operating Officer of American Health Companies, Inc. which is the parent corporation of Diet Center, Inc. Prior to joining American Health Companies, Inc., Mr. Reece was a partner with Ernst & Young LLP, an international public accounting firm.

     MS. ANN CROWLEY PATTERSON has served as Vice President - Administration of the Company since April 1996. From 1993 until March 1997 Ms. Patterson also served as the Vice President, General Counsel and Secretary of the Company, Globe and Mid-West Spring and as the Vice President and Secretary of Catalog. Ms. Patterson was associated with Jones, Day, Reavis & Pogue in New York,
New York and Chicago, Illinois from February 1989 to November 1993.

     MR. JOSEPH U. SCHORER has served as Vice President, General Counsel and Secretary of the Company, Globe, Mid-West Spring and Catalog since March, 1997. Mr. Schorer intends to continue in these positions. Mr. Schorer currently devotes and intends to devote a majority of his time to the Company. From January 1985 until he joined the Company, Mr. Schorer was a partner in the Chicago, Illinois office of Mayer, Brown & Platt, an international corporate law firm.

     MR. S. AUSTIN SAWYER has been President of Marquise since March 1996. He has been the President of Cornerstone Financial Corporation, a commercial lending corporation, since May 1995. Mr. Sawyer intends to continue in his current capacity with Cornerstone Financial Corporation. Mr. Sawyer was a Senior Vice President of Bank of Northern Illinois from February 1993 to February 1995, and was Vice President of the Lending Services Division of Sears Consumer Financial Corporation from 1990 to January 1993. From 1980 through 1989,
Mr. Sawyer was the President and a director of C&S Family Credit Inc., a division of Citizens & Southern Corporation in Atlanta, Georgia.

     MR. MARVIN LERMAN has been Vice President - Purchasing of the Company since its formation in May 1993. Prior to joining the Company, Mr. Lerman held various management positions at Sears from 1963 to May 1993.

     MR. KENNETH H. SMITH joined the Company as Vice President - Sales and Marketing in February 1997. Prior to joining the Company, Mr. Smith served for eighteen years in various positions of marketing, product development, and quality/customer support services at S.C. Johnson & Sons, Inc., a global marketer of various home and commercial specialty products.

     MR. EUGENE J. O'HERN, JR., has been controller of the Company since
July 1996. From July 1993 through June 1996, Mr. O'Hern was the controller at Briskin Manufacturing Company. From January 1991 through June 1993, Mr. O'Hern was director of finance for the Cinch Connector Division of L.C.S., Inc., a manufacturer and distributor of electrical connectors.

     MR. WAYNE TOMPKINS, Vice President - Human Resources, joined the Company in August 1996. From 1989 until he joined the Company, he was employed by the Nutrasweet Company, a multinational producer of chemical formulations in the food, chemical, pharmaceutical and beverage industries, where he was a manager of human resources and, from 1991 until 1996, Director of Human Resources.

     MR. STUART DAVIDSON joined the Company in November, 1996 as Vice President
- MIS. Prior to joining the Company, he was employed for twelve years at HarperCollins Publishers in various information technology positions. For the last three years at HarperCollins Publishers, he was Director of Information Systems with Scott Foresman, the educational publishing division of HarperCollins, based in Glenview, Illinois.


ITEM 2.  PROPERTIES

     The Company's principal executive and administrative office is currently located in approximately 23,000 square feet of office and warehouse space in Woodstock, Illinois pursuant to a lease agreement which expires December 31, 2001. As of December 31, 1996, the Company leased 75 sales/installation offices. These offices occupy between 800 and 2,000 square feet and typically have lease terms of up to three years.


ITEM 3.  LEGAL PROCEEDINGS

     International Equity Capital Growth Fund, L.P. ("IECGF") owns approximately 24% of the common stock (on a fully diluted basis) of Globe. In October 1994, IECGF indicated to Mr. Clegg that it desired liquidity and wanted to sell its interest in Globe. Discussions took place among various Globe representatives and representatives of IECGF regarding such a transaction, but IECGF has demanded a price which Globe has been unwilling and unable to meet. Globe is aware of negotiations and solicitations which IECGF has had with parties unrelated to Globe in attempts to sell its position. No transaction has occurred. In light of this, representatives of IECGF have taken a variety of actions which, in the opinion of certain members of Globe management, have been detrimental to Globe and are intended to strengthen the negotiating position of IECGF. In a meeting in April 1996, counsel for IECGF, in the course of negotiations regarding the possible purchase of IECGF's interest, threatened to file litigation if Globe did not arrange to purchase the IECGF position. This threat of litigation did not include any indication of the nature of the claims that would be asserted by IECGF.

     On May 14, 1996, IECGF filed a purported derivative action on behalf of Globe and the Company against Mr. Clegg and Jacob Pollock, a director of both Globe and the Company, in the Court of Chancery of the State of Delaware (the "Delaware Suit"). The complaint alleges, among other things, that Mr. Clegg breached his fiduciary duty to the Company by causing Catalog (in lieu of the Company) to acquire The Handy Craftsmen, Inc. ("Handy Craftsmen") and by virtue of the $2,000,000 purchase price the Company is contemplating paying to Catalog for the assets of Handy Craftsmen. IECGF claims such price is in excess of the true value of those assets by an unspecified amount. The complaint also challenges as excessive a $150,000 payment to Catalog for the purchase of warrants, sales leads and call center services. No other specific transactions are challenged in the complaint relating to the Company's affairs. The complaint also makes allegations against Mr. Clegg and Mr. Pollock which include breach of fiduciary duty as a result of alleged conflicts of interest related to certain transactions which have been consummated at Globe. Mr. Clegg and Mr. Pollock have filed a motion to dismiss the complaint, which IECGF opposes. The court has not ruled on this motion.

     The Company believes that the allegations of the Delaware Suit are without merit. Mr. Clegg and Mr. Pollock strongly deny the breaches alleged in the Delaware Suit.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          None.


                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
          STOCKHOLDER MATTERS.

     Except as set forth below, the information required by this Item is set forth in registrant's Annual Report to Stockholders for the fiscal year ended December 31, 1996, under the caption "Corporate Data," which information is hereby incorporated herein by reference.

     Other than an $8.6 million special, one-time dividend paid to the Company's pre-initial public offering stockholders in June 1996, the Company has not declared or paid any cash dividends on its Common Stock since its formation. The Company does not expect to declare cash dividends and anticipates, for the foreseeable future, that earnings and cash resources will be used to finance the growth and development of its businesses. In addition, the Company's bank line of credit places limitations, under certain conditions, on the payment of cash dividends.

ITEM 6.  SELECTED FINANCIAL DATA.

     The information required by this Item is set forth in registrant's Annual Report to Stockholders for the fiscal year ended December 31, 1996, under the caption "Selected Financial Data," which information is hereby incorporated herein by reference.


ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS.

     The information required by this Item is set forth in registrant's Annual Report to Stockholders for the fiscal year ended December 31, 1996, under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations," which information is hereby incorporated herein by reference.

                ------------------------------------------------

                INFORMATION REGARDING FORWARD-LOOKING STATEMENTS

     Certain statements in the foregoing "Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere in this Report which are not of a historical nature, including without limitation, statements addressing the beliefs, plans, objectives, estimates or expectations of the Company or future results or events constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, including, but not limited to, general economic and business conditions, matters related to the Sears license, warranty exposure, the Company's reliance on sales associates and on the availability of qualified independent installers, and conditions in the home improvement industry. There can be no assurance that actual results, performance or achievements of the Company will not differ materially from any future results, performance or achievements expressed or implied by such forward-looking statements. The Company undertakes no obligation to update publicly any forward-looking statement whether as a result of new information, future events or otherwise.

     In addition to the risks and uncertainties of ordinary business operations, the forward-looking statements of the Company contained in this Annual Report on Form 10-K are subject to the following risks and uncertainties:

     Limited Operating History

     The Company was formed in May 1993 by a group consisting primarily of six former Sears home improvement managers and Globe, and commenced operations on June 1, 1993, when it entered into a license agreement with Sears. Accordingly, the Company's operating history is brief and may not serve as an accurate indicator of the Company's future performance. Since its inception, the Company has experienced substantial growth in revenue and profitability. There can be no assurance that the Company's revenue growth and profitability will be sustained. In January 1993, Sears decided to discontinue direct selling, furnishing and installing of product lines currently sold by the Company under the Sears license agreement and elected instead to conduct such business through licensing arrangements with third parties.

     Dependence on Sears License

     Currently, substantially all of the Company's revenues are derived from sales of products and services under a license agreement between Exteriors and Sears. The license agreement is not exclusive by its terms; however, historically, Sears has not licensed the same home improvement products to multiple licensees within the same market. Notwithstanding the foregoing, there can be no assurance that Sears will not license the same home improvement products to other licensees within the Company's markets. Although in the past Sears has either renewed or extended the license agreement with the Company, there can be no assurance that the license agreement will be renewed or extended in the future. Termination of the license agreement or certain rights thereunder, the failure of Sears to renew the license agreement with the Company on its current terms, an increase in the rates of the license fee paid by the Company to Sears, the addition of other Sears licensees marketing the Company's products in the Company's markets, Sears exercise of its right to discontinue the Company's license in any market or for any product or a decline in Sears reputation could have a material adverse effect on the net sales and profitability of the Company. In addition, in the event the license agreement is terminated or expires, the Company would need to find alternative methods to market its products. There can be no assurance that the alternative methods would be as cost-effective as advertising with Sears and, to the extent such methods are not as cost-effective, the Company's net sales and profitability could be adversely affected.

     Warranty Exposure

     The Company provides each customer with a warranty on product and labor. Certain manufacturer product warranties often provide a declining amount of coverage over time, while the Company's warranty coverage does not decline during the warranty period. The labor warranty that the Company receives from its independent installers (generally one to two years) is significantly shorter in duration than that provided by the Company to its customers. Due to the Company's limited operating history and the length of the warranties provided by the Company, there can be no assurance that the warranty reserve is adequate.
In all cases, the Company is liable to the customer to fulfill all warranty obligations, regardless of whether a manufacturer or independent installer performs its warranty obligations. In addition, pursuant to the license agreement with Sears (i) Sears has the right to settle, at the Company's expense and without the Company's consent, any customer complaints, (ii) the Company has agreed to and supports Sears policy of "Satisfaction Guaranteed or Your Money Back" as it relates to customer complaints and adjustments and (iii) the Company's customers are third party beneficiaries of the one-year product and labor warranty given by the Company to Sears with respect to each installation. To the extent the amount of money spent to reimburse Sears for customer complaint settlements or to satisfy customers under the "Satisfaction Guaranteed or Your Money Back" policy, together with any warranty claims settled by the Company materially exceeds the warranty reserve or if certain manufacturers or a significant number of independent installers are unable to fulfill their warranty obligations, the Company's results of operations could be materially adversely affected.

     Reliance on Sales Associates

     The Company's success depends upon its ability to identify, develop and retain qualified employees, particularly sales associates. As a result, the Company devotes significant resources to the training and development of its sales associates. There can be no assurance that the Company will continue to be able to identify, develop and retain qualified sales associates.

     To the extent that the Company does not successfully hire qualified sales associates or they are unable to achieve anticipated performance levels, the Company's ability to penetrate existing and new markets and, therefore, the Company's sales growth could be significantly delayed or adversely affected.

     High Turnover of Sales Associates

     The Company has experienced significant turnover with respect to its sales associates in the past, because, among other reasons, the Company's sales associates work on a commission-only basis and, in certain regions of the country, the business is seasonal. In 1996, approximately 25% of the sales associates generated 75% of net installed sales. Increased turnover and/or loss of productive sales associates has a direct impact on net sales and profitability. The turnover of sales associates results in increased recruitment and training costs and a lower than desired conversion rate of sales leads to sales. To the extent that the turnover rate of sales associates continues or increases, or the Company loses a significant number of its most productive sales associates, the net sales and profitability of the Company could be adversely affected.

     Dependence on Availability of Qualified Independent Installers

     The Company's success depends upon its ability to continue to hire independent installers possessing the technical skills, experience and financial stability necessary to meet the Company's quality standards and to satisfy the Company's insurance requirements. Because the Company provides up to a 10-year warrant for labor on certain of its products, hiring qualified independent installers who will perform the work in accordance with the Company's specifications and predetermined quality standards is extremely important. Most of the Company's independent installers also compete directly with the Company and the Company, to a lesser extent, competes with other home improvement companies for the services of independent installers. The Company only retains an independent installer at the time an installation is sold. As a result, no independent installer is obligated to work for the Company until the independent installer accepts an assignment. In the past, the Company has periodically had difficulty retaining a sufficient number of qualified independent installers, especially after periods of extreme weather in specific geographic areas due to increased demand. There can be no assurance that qualified independent installers will continue to be available to, or choose to work for, the Company in sufficient numbers to satisfy the Company's installation requirements. The Company's policy requires that its independent installers satisfy the Company's workers' compensation, general liability and automotive insurance requirements. In certain circumstances, independent installers have not carried or renewed their workers' compensation and general liability insurance. To the extent that independent installers do not carry the required insurance, the Company could incur ultimate liability for any injury or damage claims. The Company is in the process of taking actions aimed at better ensuring that each independent installer meets and continues to meet the Company's workers' compensation and general liability insurance requirements.

     Interest Rate and Inflation Sensitivity

     The ability to affordably finance purchases, of which the interest rate charged is a significant component, is an important part of a customer's decision to purchase the Company's products. As interest rates increase, customers often pay higher monthly payments which may make the Company's products less affordable, and, as a result, the Company's net sales and profitability may decrease.

     Dependence on Availability of Third Party Credit

     During fiscal 1996, approximately 93% of the Company's sales were financed, and, of the sales which were financed, approximately 79% were financed through Sears and third party finance companies, including Sears affiliates. Since the Company's inception, the credit approval rate of Sears and its affiliates for the Company's customers has varied from time to time based on a variety of factors. To the extent its customers are unable to obtain financing through Sears and its affiliates or other third party finance companies, the Company's results of operations could be adversely affected.

     Consumer Finance Subsidiary

     Many of the Company's customers who finance their purchases through Marquise Financial may be higher credit risks than the Company's other customers due to various factors, including, among other things, their employment status and previous credit history, the absence or limited extent of their prior credit history or their limited financial resources. Consistent with the Company's strategy, many customers who finance their purchases through Marquise Financial have not met and may not meet the credit underwriting criteria of third party finance companies. Consequently, providing financing to these customers will likely involve a higher incidence of default and increased delinquency rates and will involve greater servicing costs. The Company currently bears the credit risk on the purchases financed through Marquise Financial, unlike purchases financed through third party finance companies. Marquise Financial currently maintains a bad debt reserve for expected losses. Due to Marquise's limited operating history and the Company's limited experience in consumer financing, there can be no assurance that the bad debt reserve is adequate.
To the extent that losses materially exceed the bad debt reserve, the Company's results of operations could be materially adversely affected. There can be no assurance that the credit performance of its customers will be at the expected level, that Marquise's systems and controls will be adequate, that losses will be consistent with the expected bad debt experience or that Marquise will be able to obtain financing sufficient to support its expanded operations.

     Dependence on Key Personnel

     The Company is currently dependent upon the ability and experience of its executive officers and there can be no assurance that the Company will be able to retain all of such officers. The loss of Mr. Clegg or any one of Messrs. Gillespie, Cianciosi, and Cooper within a short period of time could have a material adverse effect on the Company's operations. Certain of the Company's key personnel also hold executive positions and have responsibilities with Globe, certain of its affiliates and other companies and expect to continue in these positions following the offering. Mr. Clegg, the Company's Chairman of the Board, Chief Executive Officer and President, currently devotes and intends to devote a majority of his time to the management of the Company. The Company does not have employment agreements with its executive officers. The Company does not maintain key-man life insurance on any of its officers or key personnel.

     Highly Competitive Market

     The industry in which the Company competes is fragmented and competitive. The Company competes for sales with numerous local home improvement installers and independent contractors in each of its markets, some of which also serve as independent installers for the Company. The Company also competes against major retailers which market and install products similar to the Company's. The Company expects that the market for its products and services will expand and, therefore, competition will increase in the future. There can be no assurance that the Company will remain competitive or that the Company will be able to maintain its current profitability.

     Seasonality; Quarterly Fluctuations

     The Company's results of operations may fluctuate from year to year or quarter to quarter due to a variety of factors. The Company expects lower levels of sales and profitability during the period from mid-November through mid-March, impacting the first and fourth quarter of each fiscal year. In addition, the demand for the Company's products and the Company's results of operations may be affected by the severity of the weather.

     Compliance with Government Regulations

     The Company's business and the activities of its independent installers are subject to various federal, state and local laws, regulations and ordinances relating to, among other things, in-home sales, consumer financing, advertising, the licensing of home improvement independent contractors, OSHA standards, building and zoning regulations and environmental laws and regulations relating to the disposal of demolition debris and other solid wastes. In certain jurisdictions, the Company or one of its employees is required to be licensed as a contractor. In addition, certain jurisdictions require the Company or the independent installer to obtain a building permit for each installation. In addition, such laws and regulations, may, among other things, regulate the Company's advertising, warranties and disclosures to customers. Building codes, licensing requirements and safety laws vary from state to state and, in certain circumstances, limit the availability and supply of independent installers and impose additional costs on the Company in complying with such laws. Although the Company believes that it has been and is currently in compliance in all material respects with such laws and regulations, there can be no assurance that in the future the Company's results of operations will not be materially adversely affected by existing or new laws or regulations applicable to the Company's business.

     The Company's consumer finance subsidiary, Marquise Financial, is subject to numerous federal and state consumer protection laws and regulations which may vary from jurisdiction to jurisdiction and which, among other things, require the Company to: (i) obtain and maintain certain licenses and qualifications;
(ii) limit the interest rates, fees and other charges the Company is allowed to charge; and (iii) limit or prescribe certain other terms of the Company's credit applications and contracts. Although the Company believes that Marquise Financial has been and is currently in compliance in all material respects with such laws and regulations, there can be no assurance that in the future a change in existing laws or regulations or the creation of new laws and regulations applicable to Marquise Financial's business will not have an adverse effect on the Company's ability to provide customer financing of its products or on the profitability of such activities.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The information required by this Item is set forth in registrant's Annual Report to Stockholders for the fiscal year ended December 31, 1996, under the captions "Consolidated Balance Sheets," "Consolidated Statements of Operations," "Consolidated Statements of Changes in Common Stockholders' Equity," "Consolidated Statements of Cash Flows" and "Notes to Consolidated Financial Statements," which information is hereby incorporated herein by reference.


ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.


                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     a.    Directors of the Company

        The information required by this Item is set forth in registrant's Proxy Statement for the Annual Meeting of Stockholders to be held on May 15, 1997, under the captions "Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance," which information is hereby incorporated herein by reference.

     b.    Executive officers of the Company

        Reference is made to "Executive Officers and Key Employees of the Registrant" in Part I.


ITEM 11.  EXECUTIVE COMPENSATION

     The information required by this Item is set forth in registrant's Proxy Statement for the Annual Meeting of Stockholders to be held on May 15, 1997, under the captions "Executive Compensation," "Compensation Committee Report on Executive Compensation," "Compensation Committee Interlocks and Insider Participation," and "Board of Directors" which information is hereby incorporated herein by reference.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT

     The information required by this Item is set forth in registrant's Proxy Statement for the Annual Meeting of Stockholders to be held on May 15, 1997, under the caption "Securities Beneficially Owned by Principal Stockholders and Management," which information is hereby incorporated herein by reference.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this Item is set forth in registrant's Proxy Statement for the Annual Meeting of Stockholders to be held on May 15, 1997, under the caption "Certain Transactions," which information is hereby incorporated herein by reference.


                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
          FORM 8-K

      (a)     (1)        Financial Statements

              The following financial statements of Diamond Home
              Services, Inc. are included in Part II, Item 8:

              (i)        Consolidated Balance Sheets - as of
                         December 31, 1996 and 1995;
              (ii) Consolidated Statements of Operations - years ended December 31, 1996, 1995 and 1994;
              (iii) Consolidated Statements of Changes in Common Stockholders' Equity as of December 31, 1996, 1995 and 1994;
              (iv) Consolidated Statements of Cash Flows - years ended December 31, 1996, 1995 and 1994;
              (v)        Notes to Consolidated Financial Statements; and
              (vi)       Report of Independent Auditors from Ernst & Young LLP.

      (2)     Financial Statement Schedules

              No schedules related to this Item to which reference is made in applicable regulations of the Securities and Exchange Commission are required or are applicable, and therefor all such schedules are omitted.

      (3)     Exhibits

              Exhibits required by Item 601 of Regulation S-K are listed in the
              Exhibit Index hereto, which information is hereby incorporated by reference.

    (b) Reports on Form 8-K

        There were no reports on Form 8-K filed for the three months ended December 31, 1996.

    (c) Exhibits

        The exhibits filed as part of this Annual Report on Form 10-K are as specified in Item 14(a)(3) herein.

    (d) Financial Statement Schedules

        The financial statement schedules filed as part of this Annual Report on Form 10-K are as specified in Item 14(a)(2) herein.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 27, 1997.

                         DIAMOND HOME SERVICES, INC.


                         By  /s/ C. Stephen Clegg
                              C. Stephen Clegg, Chairman of the Board, President
                                and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant as of March 27, 1997, in the capacities indicated:


                    Signature                      Title
                                       Chairman of the Board, Chief
                                       Executive Officer, President
           /s/ C. Stephen Clegg        and Director (Principal
                C. Stephen Clegg       Executive Officer)

                                       Vice President, Chief
                                       Financial Officer and
           /s/ Richard G. Reece        Treasurer (Principal Financial
                Richard G. Reece       Officer)

           /s/ Eugene J. O'Hern, Jr.   Controller (Principal
               Eugene J. O'Hern, Jr.   Accounting Officer)

           /s/ James F. Bere', Jr.
               James F. Bere', Jr.      Director


           /s/ Jacob Pollock
               Jacob Pollock           Director

          /s/ George A. Stinson
              George A. Stinson        Director

           /s/ James M. Gillespie
               James M. Gillespie      Director



                                  EXHIBIT INDEX


    EXHIBIT                          DESCRIPTION                          PAGE
    NUMBER
    3.1     Amended and Restated Certificate of Incorporation of Diamond
            Home Services, Inc. (2)
    3.2     Amended and Restated By-Laws of Diamond Home Services, Inc.
            (2)
   10.1     Registration Rights Agreement between Diamond Home Services,
            Inc. and Globe Building Materials, Inc. (1)
   10.1(a)  Amendment to Registration Rights Agreement between Diamond
            Home Service Inc. and Globe Building Materials, Inc. (1)
   10.2     Form of Indemnity Agreement between Diamond Home Services,
            Inc. and its directors and certain officers. (1)
   10.3     License Agreement between Sears, Roebuck and Co. and Diamond
            Exteriors, Inc., dated January 1, 1996. (1)
   10.3(a)  Amendment Agreement between Sears, Roebuck & Co. and Diamond
            Exteriors, Inc., dated July 1, 1996. (2)
   10.4     Lease between Diamond Home Services, Inc. and Haldun Square
            Partners dated May 3, 1995. (1)
   10.5*    Form of Agreement between Diamond Home Services, Inc. and
            each of the following managers of Diamond Home Services,
            Inc.: Frank Cianciosi, Jerome Cooper, James M. Gillespie,
            Rodger Ibach, Marvin Lerman and Ronald Schurter. (1)
   10.6*    Form of Agreement between Diamond Home Services, Inc. and
            certain of its managers. (1)
   10.7*    Diamond Home Services, Inc. Incentive Stock Option Plan. (1)
   10.8*    Diamond Home Services, Inc. 1996 Nonemployee Director Stock
            Option Plan. (1)
   10.9     Credit Agreement between American National Bank and Trust
            Company of Chicago and Diamond Home Services, Inc. (1)
   10.9(a)  First Waiver and Consent to Loan and Security Agreement
            between Diamond Home Services, Inc. and American National
            Bank and Trust Company of Chicago. (1)
   10.9(b)  First Amendment, Waiver and Consent to Loan and Security
            Agreement between Diamond Home Services, Inc. and American
            National Bank and Trust Company of Chicago. (1)
   10.9(c)  Assignment, Delegation and Assumption Agreement among
            Diamond Home Services, Inc. Diamond Exteriors, Inc. and
            American National Bank of Trust Company of Chicago. (1)
   10.9(d)  Second Amendment and Consent to Loan and Security Agreement
            between Diamond Exteriors, Inc. and American National Bank and Trust Company of Chicago. (1)
   10.9(e)  Subordination Agreement among Diamond Home Services, Inc.,
            Diamond Exteriors, Inc. and American National Bank and Trust
            Company of Chicago. (1)
   10.9(f)  Third Amendment and Release to Loan and Security Agreement
            between Diamond Exteriors, Inc. and American National Bank and Trust Company of Chicago (filed herewith)
   10.10*   Settlement Agreement between Diamond Home Services, Inc. and
            Donald Griffin. (1)
   10.10(a)*Settlement Agreement between Diamond Home Services, Inc. and
            Ronald Schurter (filed herewith)
   10.11*   License Agreement between Globe Building Materials, Inc. and
            Diamond Home Services, Inc. (1)
   13.1     Excerpts from 1996 Annual Report to Stockholders (filed
            herewith)
   21.2     Subsidiaries of Diamond Home Services, Inc. (1)
   23.1     Consent of Ernst & Young LLP (filed herewith)
   27       Financial Data Schedule (filed herewith)
___________

* Denotes each management contract or compensatory plan or arrangement required to be filed as an exhibit to this report.
(1) Incorporated herein by reference to the exhibit of equivalent number to the Company's Registration Statement on Form S-1, as amended, Registration No. 333-3822.

(2) Incorporated herein by reference to the exhibit of equivalent number to the Company's Registration Statement on Form S-1, as amended, Registration No. 333-10973.