Form 10-Q
period 1997-03-31
DIAMOND HOME SERVICES INC
filed 1997-05-15
CIK 1012442

FORM 10 - Q

                          SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C. 20549

     (Mark One)

     [X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
              OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the Quarterly Period Ended March 31, 1997

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes (X ) No ( )

     The number of shares of the registrant's common stock outstanding as of May 1, 1997, the latest practicable date, was 9,079,675 shares.



                            PART I. FINANCIAL INFORMATION

     ITEM 1.  FINANCIAL STATEMENTS

                     DIAMOND HOME SERVICES, INC. AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                     (Unaudited)
                                                  Three Months Ended
                                                       March 31,
                                                  ------------------
                                                   1997        1996
                                         (In thousands, except per share data)
     Net Sales                                   $30,175     $27,093
     Cost of sales                                16,812      15,293
     Gross Profit                                 13,363      11,800
     Operating expenses:
       Selling, general, and
         administrative expense                   13,186      10,932
       Operating interest expense                                 22
       Amortization expense                          143         132
     Operating income                                 34         714
     Interest income(expense), net                   220         (66)
     Income before income taxes                      254         648
     Income tax provision                             99         299
     Net Income                                     $155        $349

     Net income per share                           $.02        $.06

     Weighted average number of common
     shares and equivalent outstanding             9,192       6,250

     See accompanying notes.


                     DIAMOND HOME SERVICES, INC. AND SUBSIDIARIES

                        CONDENSED CONSOLIDATED BALANCE SHEETS

                                                    MARCH 31,     DECEMBER 31,
                                                       1997           1996
                                                   (Unaudited)
                                                          (In thousands)
             ASSETS
     Current assets:
       Cash and cash equivalents                     $13,551         $18,982
       Accounts receivable                             6,773           8,621
       Finance company accounts receivable             6,841           5,312
       Refundable income taxes                         1,753           1,725
       Prepaids and other current assets               1,437           1,377
       Deferred income taxes                             640             794

     Total current assets                             30,995          36,811
     Net property and equipment                        1,867           1,607
     Intangible assets, net                           16,934          16,961
     Deferred income taxes                             1,403           1,313
     Other                                             2,851           2,101
     Total assets                                    $54,050         $58,793


                     LIABILITIES AND COMMON STOCKHOLDERS' EQUITY

     Current liabilities:
       Accounts payable and accrued liabilities       $8,437         $13,767
       Due to stockholders                               554             554
     Total current liabilities                         8,991          14,321
     Long-term liabilities:
       Warranty and retention                          7,432           7,128
       Due to stockholders                             1,024           1,108
     Total long-term liabilities                       8,456           8,236
     Common stockholders' equity                      36,603          36,236
     Total liabilities and common stockholders'
       equity                                        $54,050         $58,793

     See accompanying notes.


                     DIAMOND HOME SERVICES, INC. AND SUBSIDIARIES

                   CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                     (Unaudited)
                                                             Three Months Ended
                                                                  March 31
                                                               (in thousands)
                                                              1997         1996
     Operating activities:
     Net income                                             $   155    $   349
       Adjustments to reconcile net income to net cash
           provided by (used in) operating activities:
         Depreciation and amortization                          224        197
         Deferred income taxes                                   64        (35)
         Changes in operating assets and liabilities:
           Accounts receivable and other assets               1,436     (3,172)
           Accounts payable and accrued expenses             (5,366)    (2,043)
           Warranty and retention                               340        354
       Net cash used in operating activities                 (3,147)    (4,350)
     Investing activities:
       Consumer finance loans originated, net                (1,529)    (6,881)
       Capital expenditures                                    (341)      (120)
       Advances to "captive" insurance company and other       (542)       (23)
       Net cash used in investing activities                 (2,412)    (7,024)
     Financing activities:
       Payments on notes receivable from officers for
          treasury stock and other                              212
       Borrowings (Repayment) on bank line of credit, net                7,706
       Payments due to stockholders                             (84)    (1,001)
       Net cash provided by financing activities                128      6,705
       Net decrease in cash and cash equivalents             (5,431)    (4,669)
       Cash and cash equivalents at beginning of period      18,982      4,715
       Cash and cash equivalents at end of period           $13,551     $   46

     Supplemental cash flow disclosure:
       Interest paid                                        $           $  378
       Income taxes paid                                    $    52     $   94

     See accompanying notes.



                     DIAMOND HOME SERVICES, INC. AND SUBSIDIARIES

                 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                     (Unaudited)
                          (TABULAR AMOUNTS ARE IN THOUSANDS)

     1.   BASIS OF PRESENTATION

          The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 1997 are not necessarily indicative of the results that may be expected for the year ending December 31, 1997.
     For further information, refer to the consolidated financial statements included in the Company's 1996 Annual Report on Form 10-K.

          The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements
     and accompanying  notes.   Actual results could differ from these
     estimates.

     2.     CONSUMER FINANCING

            The following summarized condensed financial information for Marquise Financial, the Company's consumer finance subsidiary, is before eliminations of intercompany transactions in consolidation:

                                                   March 31,    December 31,
                                                      1997          1996
                                                  (Unaudited)
     Assets:
     Cash                                           $  282         $   50
     Financing receivables                           6,841          5,312
     Other assets                                      501            349
                                                    $7,624         $5,711


     Liabilities and Stockholder's Equity:
     Due to Diamond Exteriors, Inc.                 $7,622         $5,623
     Other                                              31             50
     Total liabilities                               7,653          5,673
     Total stockholder's equity (deficit)             (29)             38
     Total liabilities and stockholder's
       equity                                       $7,624         $5,711


     Results of operations for the three months ended March 31, 1997 and 1996, respectively:

     Financing income                                 $239            $39
     General and administrative expenses               349            177
     Loss before tax benefit                           110            138
     Income tax benefit                                 43             55
     Net loss                                          $67            $83

     Cash flow for the three months ended March 31, 1997 and 1996, respectively:

     Cash at beginning of period                    $   50         $
     Net cash used in operating activities             (67)           (83)
     Net cash used in investing activities          (1,700)        (6,885)
     Net cash provided by financing activities       1,999          7,014
     Cash at end of period                            $282            $46


          At March 31, 1997, Marquise Financial had approximately $ 2.5 million in approved but not funded loan commitments.

     3.    EARNINGS PER SHARE

          At March 31, 1997 and 1996, the Company had 9,079,675 and 6,249,950
     common shares, respectively, issued and outstanding. The increase in common shares relates to the Company s June 1996 initial public offering.

          In February 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings per Share, which establishes new standards for reporting and presenting earnings per share and, which is required to be adopted in the fourth quarter 1997; earlier adoption is not permitted. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating primary earnings per share, the dilutive effect of stock options will be excluded. The application of Statement No. 128 will not change the reported primary earnings per share for the first
     quarter ended March 31, 1997 and 1996.   Similarly, the impact of Statement
     No. 128 on the calculation of fully diluted earnings per share is expected to be negligible.


     ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     RESULTS OF OPERATIONS

     FIRST QUARTER 1997 COMPARED TO FIRST QUARTER 1996

     Net Sales

          Net sales increased $3.1 million, or 11.4%, from $27.1 million for the first quarter 1996 to $30.2 million for the first quarter 1997. Approximately 47.5% of the increase in net sales was attributable to roofing and gutter products and services, net sales of which increased $1.5 million to $20.2 million for the first quarter 1997. Approximately 44.4% of the increase in net sales was attributable to garage door and entry door products and services, net sales of which increased $1.4 million to $5.5 million for the first quarter 1997. Approximately 2.6% of the increase in net sales was attributable to fencing and other products and services, net sales of which increased $82 thousand to $3.9 million for the first quarter of 1997. The balance, 5.5% of the increase in net sales, was due to credit participation fee income of $350 thousand, primarily from Sears and its affiliates, on installed sales financed by Sears and its affiliates and other third-party finance companies, and interest income of $239 thousand on receivables financed by the Company's consumer finance subsidiary, Marquise Financial. The first quarter increase in net sales was due primarily to: (i) increased number of installations, (ii) increased average number of sales associates during the comparative periods from 655 to 761; and (iii) increased finance income. Backlog, defined as jobs sold but not installed, was $12.9 million and $13.0 million at March 31, 1997 and March 31, 1996, respectively.

     Gross Profit

          Gross profit increased $1.6 million, or 13.2%, from $11.8 million, or 43.5% of net sales, for the first quarter 1996 to $13.4 million, or 44.3% of net sales, for the first quarter 1997. The increase in gross profit resulted from an increased number of installations, an increase in balance of sales to higher margin products and services and an increase in finance interest income. The license fee incurred to Sears increased $424 thousand, or 15.2%, from $2.8 million, or 10.5% of net installed sales, for the first quarter 1996 to $3.2 million, or 10.9% of net installed sales, for the first quarter 1997. The increase in the license fee incurred to Sears for the first quarter 1997 was due to the increase in sales volume and balance of sales, primarily doors, to higher license fee products and services. Sears and the Company entered into a three-year license agreement effective January 1, 1996. Among other things, the license agreement provides for a fixed license fee, at the March 1995 license fee rate, to be charged during the term of the license agreement. Gross profit before the Sears license fee, credit participation fee and finance interest income increased $1.8 million, or 12.8%, from $14.2 million, or 53.1% of net installed sales, for the first quarter 1996 to $16.0 million, or 54.0% of net installed sales, for the first quarter 1997. The unit costs of materials, installation labor and warranty expense remained relatively constant during the quarterly period.

     Selling, General and Administrative Expenses

          Selling, general and administrative expenses increased $2.3 million, or 20.6%, from $10.9 million in the first quarter 1996 to $13.2 million in the first quarter 1997 and, as a percentage of net sales, increased from 40.3% to 43.7%. The increase in selling, general and administrative expenses resulted primarily from expenses associated with increased sales volume, the increased number of sales associates and expenses related to the hiring of personnel to support the expansion of the infrastructure of the Company's core sales and installation business including the expansion of Marquise Financial. Direct advertising expense increased $303 thousand, or 20.2%, from $1.5 million for the first quarter 1996 to $1.8 million for the first quarter 1997; as a percentage of net sales, direct advertising expense increased from 5.5% for the first quarter 1996 to 6.0% for the first quarter 1997, reflecting below plan lead generating effectiveness of ad placements during the quarter and, to a lesser extent, advertising price increases. Selling commission expense, including attendant payroll-related benefits, increased $370 thousand, or 14.0%, from $2.6 million in the first quarter 1996 to $3.0 million in the first quarter 1997; as a percentage of net installed sales, selling commission expense increased from 9.9% in the first quarter 1996 to 10.2% in the first quarter 1997. Sales representatives are compensated on a variable commission basis depending upon the type and gross profit of product sold. Performance-based compensation paid to officers and regional, sales and production managers decreased $225 thousand, or 63.7%, from $353 thousand in the first quarter 1996 to $128 thousand in the first quarter 1997, primarily due to the decrease in operating income. The balance of selling, general and administrative expenses, primarily sales lead-generation activities, administrative, field operations and Marquise Financial payrolls and related costs and general expenses, increased $1.8 million, or 28.1%, from $6.4 million, or 23.6% of net sales, in the first quarter 1996 to $8.2 million, or 27.2% of net sales, in the first quarter 1997. The increase was primarily due to increased expenses relating to support personnel and services required to manage the Company's anticipated sales volume increases for the balance of the year, expanding infrastructure and finance subsidiary, Marquise Financial. The increase in selling, general and administrative expenses, as a percentage of sales, was caused, in large part, by the aforementioned up-front investments in infrastructure required to generate the anticipated installation activity for the balance of the year during the first quarter, a period of seasonally slow sales.

     Operating Interest Expense

          Operating interest expense decreased from $22 thousand in the first quarter 1996 to $ 0 in the first quarter 1997. Operating interest expense incurred in the first quarter 1996 relates to bank borrowings required to finance a portion of Marquise Financial receivables. The Company utilized a portion of the proceeds from the June 1996 initial public offering to paydown all bank borrowings. The Company has not incurred bank borrowings since its June 1996 initial public offering.

     Amortization of Intangibles

          Amortization of intangibles increased from $132 thousand in the first quarter 1996 to $143 thousand in the first quarter 1997. The amortization expense relates primarily to goodwill incurred in connection with the September 1994 stock repurchase from management.

     Interest Income, Net

          Net interest income increased $286 thousand from $66 thousand net interest expense in the first quarter 1996 to $220 thousand net interest income in the first quarter 1997, primarily due to increased interest income from invested cash balances and the reduction of interest expense related to the notes payable to certain of the Company's senior managers in connection with the September 1994 stock repurchase from management. $800 thousand and $3.2 million of notes payable to senior managers were repaid in March and June 1996, respectively.

     Income Tax Provision

          The Company's income tax provision decreased from $299 thousand, or an effective rate of 46.1%, for the first quarter 1996 to $99 thousand, or an effective rate of 39.0%, for the first quarter 1997. The difference in the effective income tax rate and the federal statutory rate (34%) is due primarily to amortization of intangibles which are not deductible for income tax purposes and the effect of state income taxes and, in the first quarter 1996, the effect on state income taxes pursuant to the tax agreement between the Company and Globe which was terminated in June 1996.

     LIQUIDITY AND CAPITAL RESOURCES

          The Company's primary capital needs have been to fund the growth of the Company, the September 1994 stock repurchase from management, and, more recently, to fund the operations of the Company's consumer finance subsidiary, Marquise Financial. The Company's primary sources of liquidity have been cash flow from operations, borrowings under its bank credit facility, and, in June 1996, from the net proceeds of its initial public offering. The Company's core sales and installation business is not capital intensive. Capital expenditures for 1995, 1996 and the first three months of 1997 were approximately $888 thousand, $461 thousand and $341 thousand, respectively. Capital expenditures for the next twelve months are expected to approximate $3.0 million, primarily related to ongoing upgrading and maintenance of the Company's information technology systems. Future requirements for capital expenditures are expected to be funded by cash flow from operations. On April 30, 1997, the Company announced a stock repurchase program to repurchase up to 500,000 shares of its common stock. The Company believes that it has sufficient operating cash flow, working capital base, available bank line of credit as well as additional financing currently being pursued by the Company with respect to Marquise Financial to meet all of its obligations for the foreseeable future, including ongoing funding for Marquise Financial, for the stock repurchase program announced in April 1997, and for the development and expansion of complementary new products and services.

          In November 1995, the Company commenced the operations of Marquise Financial, its consumer finance subsidiary. Marquise's primary objective is to support, along with other designated third-party finance companies, the Company's requirement for providing financing to its core installation business customers. In the fourth quarter 1996, as a follow-on objective to expanding Marquise Financial's consumer financing markets and products,
     Marquise introduced a new finance product   fixed rate loans secured by
     developed residential real estate   to a segment of its creditworthy
     customers that cannot obtain unsecured consumer loans. In 1997, the Company anticipates that Marquise Financial's business will expand in at least two additional ways. First, Marquise Financial may purchase from third parties portfolios of secured receivables. Secondly, Marquise Financial may originate secured receivables from customers of entities other than the Company and its affiliates. The entities may not necessarily engage in business in any of the Company's product lines; however, as a general proposition, they are all expected to operate businesses related to installed home improvement products and services.
     The Company is continually mindful of the attendant risk in consumer financing and plans to increase its consumer finance receivable portfolio at a measured pace commensurate with its available resources and acceptable levels for losses on finance receivables. Marquise Financial has been capitalized and funded with the Company's excess operating cash flow and secured borrowings under the Company's $15 million bank line of credit, which was subsequently paid down with a portion of the proceeds from the Company's June 1996 initial public offering. At March 31, 1997, Marquise Financial had approximately $6.8 million in net finance receivables.
     During the first quarter of 1997, Marquise Financial loaned approximately $1.8 million in secured finance receivables. At March 31, 1997, Marquise had approximately $2.5 million in outstanding commitments of the fixed rate loans secured by developed residential real estate. The Company anticipates that its existing cash balances, the bank line of credit, the sale of Marquise Financial's consumer loan finance receivables as market conditions may warrant from time to time and excess cash flow from its core installation operations will be sufficient to satisfy the Company's financing cash requirements in the foreseeable future.

          In December 1996 with an initial investment of approximately $450 thousand, the Company entered into agreements with insurance companies with the effect of establishing a captive insurance company. At March 31, 1997, the investment in the captive insurance company had been increased to an aggregate amount of approximately $570 thousand. The primary objective of this captive insurance business is to provide the means for offering workers' compensation and general liability insurance coverage, solely for Company installations, to qualified installers as the Company seeks to maintain and expand its core complement of independent installers.
     Premiums are immediately collected through deductions to payments to installers; and the excess cash balances, after administrative expenses, are invested, pursuant to agreement, with the insurance companies. Losses are comprised of actual claims paid, reserves for open claims and allowances for incurred but not reported claims. The Company maintains individual and aggregate stop-loss reinsurance coverage at levels deemed to be adequate by management of the Company. Premiums collected in the first quarter 1997 were not significant.

          In June 1996, the Company issued 2,824,950 shares of Common Stock (including underwriters' over-allotment option) at $13 per share in its initial public offering. Proceeds from the offering, net of underwriting commissions and related expenses totaling $3.8 million, were $33.0 million. A portion of the offering proceeds was used to pay a $8.6 million special dividend to pre-offering stockholders, repay all borrowings aggregating $11.9 million under the bank line of credit (used to finance Marquise Financial receivables) and repay $3.2 million of notes to senior managers related to the September 1994 stock repurchase.

          From its inception in June 1993, the Company has generated cash flow from operations of approximately $16.4 million. The Company used $12.5 million of cash in connection with the repurchase of 40.2% of its Common Stock in September 1994, $2.3 million for capital expenditures and $5.0 million for the initial funding of Marquise Financial's consumer financing activities. At March 31, 1997, the Company had approximately $20.3 million in cash and cash equivalents and trade receivables and net working capital of $22.0 million. At March 31, 1997, the Company had available $15 million in bank line of credit and $1.6 million total debt to management stockholders. At March 31, 1997, the Company had no amounts outstanding under its bank line of credit.

          The Company's results of operations may fluctuate from year to year or quarter to quarter due to a variety of factors. The Company historically has experienced lower levels of sales and profitability during the period from mid-November through mid-March, impacting the first and fourth quarter of each year. The Company believes that this seasonality is caused by winter weather in certain of the Company's markets located in the northeastern and north central U.S. and by rainy weather, each of which limits the Company's ability to install exterior home improvement products.

          Certain statements contained herein which are not of a historical nature, including without limitation, statements addressing the beliefs, plans, objectives, estimates or expectations of the Company or future results or events constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, including, but not limited to, general economic and business conditions, matters related to the Sears license, warranty exposure, the Company s reliance on sales associates and on the availability of qualified independent installers, and conditions in the installed home improvement industry. There can be no assurance that actual results, performance or achievements of the Company will not differ materially from any future results, performance or achievements expressed or implied by such forward-looking statements. The Company provides cautionary statements, detailed in Securities and Exchange Commission filings, including, without limitation, the Company's 1996 Annual Report on Form 10-K, which identify specific factors that could cause actual results or events to differ materially from those described in the forward-looking statements. The Company undertakes no obligation to update publicly any forward-looking statement whether as a result of new information, future events or otherwise.

                             PART II.  OTHER INFORMATION

     ITEM 5.   OTHER INFORMATION

               On April 30, 1997, the Board of Directors of the Company approved a stock repurchase program to repurchase up to 500,000 shares of common stock.

     ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

               (a)  Exhibits

                    (27)  Financial Data Schedule

                    (99)  Press release regarding stock repurchase program

               (b)  No reports on Form 8-K were filed during the quarter.


                                      Signatures


          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                         DIAMOND HOME SERVICES, INC.


                                               /s/ Richard G. Reece
     Date:  May 14, 1997                 By: --------------------------
                                                Richard G. Reece
                                                Vice President and
                                                Chief Financial Officer
                                                (For the Registrant and as
                                                 Principal Financial Officer)