Form 10-Q
period 1997-06-30
DIAMOND HOME SERVICES INC
filed 1997-08-15
CIK 1012442

FORM 10 Q

                        SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, D.C. 20549

  (Mark One)

  [X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D)
           OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the Quarterly Period Ended June 30, 1997

                                        OR

  [  ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D)
           OF THE SECURITIES EXCHANGE ACT OF 1934


                For the transition period from ______ to _________

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

  The number of shares of the registrant's common stock outstanding as of July 31, 1997, the latest practicable date, was 8,952,375 shares.


                          PART I.  FINANCIAL INFORMATION

  ITEM 1.  FINANCIAL STATEMENTS

                   DIAMOND HOME SERVICES, INC. AND SUBSIDIARIES

                    CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                    (Unaudited)

                                           Three Months           Six Months
                                              Ended                  Ended
                                             June 30                June 30
                                         1997        1996        1997      1996
                                       (In thousands, except per share data)
   Net sales . . . . . . . . . . . .   $43,787      $41,389     $73,962   $68,482

   Cost of sales. . . . . . . . .  .    24,065       22,841      40,877   38,134
   Gross profit. . . . . . . . . . .    19,722       18,548      33,085   30,348
   Operating expenses:
     Selling, general, and              18,688       14,974      31,874   25,906
     administrative expense . .  . .
     Operating interest expense. . .         0          212           0      234
     Amortization expense . . .  . .       153          129         296      261
   Operating income  . .  . . .  . .       881        3,233         915    3,947
   Interest income (expense), net. .       186          (30)        406      (96)
   Income before income taxes  . . .     1,067        3,203       1,321    3,851
   Income tax provision  . . . . . .       416        1,284         515    1,583
   Net income  . . . . . . . . . . .      $651       $1,919        $806   $2,268

   Net income Per Share  . . . . . .      $.07         $.30        $.09     $.36

   Weighted average number of
      common shares and equivalent
      outstanding . . . . . . . .  .     9,037        6,408       9,119     6,330

  See accompanying notes.


                   DIAMOND HOME SERVICES, INC. AND SUBSIDIARIES

                       CONDENSED CONSOLIDATED BALANCE SHEETS
                                                    JUNE 30,       DECEMBER 31,
                                                      1997             1996
                                                  (Unaudited)

                       ASSETS
   Current assets:
    Cash and cash equivalents  . . . . . . . . .   $12,954           $18,982
    Accounts receivable  . . . . . . . . . . . .     9,984             8,621
    Finance company accounts receivable  . . . .     7,537             5,312
    Refundable income taxes  . . . . . . . . . .     1,174             1,725
     Deferred income taxes . . . . . . . . . . .
    Prepaids and other current assets  . . . . .     1,112             1,377
   Total current assets  . . . . . . . . . . . .    33,370            36,811
   Net property and equipment  . . . . . . . . .     3,102             1,607
   Intangible assets, net  . . . . . . . . . . .    16,812            16,961
   Deferred income taxes . . . . . . . . . . . .     1,463             1,313
   Other . . . . . . . . . . . . . . . . . . . .     2,913             2,101
   Total assets  . . . . . . . . . . . . . . . .   $57,660           $58,793


    LIABILITIES AND COMMON STOCKHOLDERS' EQUITY

   Current liabilities:
    Accounts payable and accrued                   $11,701           $13,767
      liabilities  . . . . . . . . . . . . . . .
    Due to stockholders  . . . . . . . . . . . .       554               554
   Total current liabilities . . . . . . . . . .    12,255            14,321
   Long-term liabilities:
    Warranty and retention . . . . . . . . . . .     8,040             7,128
    Due to stockholders  . . . . . . . . . . . .       848             1,108
   Total long-term liabilities . . . . . . . . .     8,888             8,236
   Common stockholders' equity . . . . . . . . .    36,517            36,236
   Total liabilities and common                    $57,660           $58,793
      stockholders' equity . . . . . . . . . . .

  See accompanying notes.


                            DIAMOND HOME SERVICES, INC. AND SUBSIDIARIES

                                              CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                                (Unaudited)
                                                                                                             Six Months Ended
                                                                                                                 June 30
                                                                                                              (In thousands)
                                                                                                              1997       1996
   Operating activities:
   Net income  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        $806      $2,268
     Adjustments to reconcile net income to net cash provided by (used in)
       operating activities:
        Depreciation and amortization  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         463         350
        Deferred income taxes  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          35        (491)
          Changes in operating assets and liabilities:
            Accounts receivable and other assets   . . . . . . . . . . . . . . . . . . . . . . . . . . .      (996)     (3,974)
            Accounts payable and accrued expenses  . . . . . . . . . . . . . . . . . . . . . . . . . . .    (2,066)      3,679
            Warranty and retention   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       912         961
     Net cash provided by (used in) operating activities   . . . . . . . . . . . . . . . . . . . . . . .      (846)      2,793
   Investing activities:
     Consumer finance loans originated, net of collections   . . . . . . . . . . . . . . . . . .            (2,225)    (15,840)
     Advances to "captive" insurance company and other   . . . . . . . . . . . . . . . . . . . . . . .        (512)
     Capital expenditures  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      (1,660)       (219)
     Net cash used in investing activities   . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      (4,397)    (16,059)
   Financing activities:
     Issuance of Common Stock, net of offering expenses  . . . . . . . . . . . . . . . . . . . . . . .                  33,484
     Common Stock special dividend   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                  (8,600)
     Preferred Stock redemption  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                  (1,400)
     Payments on notes receivable from officers for                                                            270
        treasury stock and other   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .
     Purchases of treasury stock   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        (795)
     Payments due to stockholders  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        (260)     (4,387)
     Net cash provided by (used in) financing activities   . . . . . . . . . . . . . . . . . . . . . .        (785)     19,097
     Net increase (decrease) in cash and cash equivalents  . . . . . . . . . . . . . . . . . . . . . .      (6,028)      5,831
     Cash and cash equivalents at beginning of period  . . . . . . . . . . . . . . . . . . . . . . . .      18,982       4,715
     Cash and cash equivalents at end of period  . . . . . . . . . . . . . . . . . . . . . . . . . . .     $12,954     $10,546

     Supplemental cash flow disclosure:
        Interest paid  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          $0        $738
        Income taxes paid  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         $90      $1,883


   See accompanying notes.


                   DIAMOND HOME SERVICES, INC. AND SUBSIDIARIES

               NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                    (UNAUDITED)
                        (TABULAR AMOUNTS ARE IN THOUSANDS)

  1.    BASIS OF PRESENTATION

       The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month and six-month period ended June 30, 1997 are not necessarily indicative of the results that may be expected for the year ending December 31, 1997. For further information, refer to the consolidated financial statements included in the Company's 1996 Annual Report on Form 10-K.

       The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

  2.   CONSUMER FINANCING

       The following summarized condensed financial information for Marquise Financial, the Company's consumer finance subsidiary, is before elimination of intercompany transactions in consolidation:

                                                      June 30,   December 31,
                                                        1997          1996
                                                    (Unaudited)

  Assets:
  Cash  . . . . . . . . . . . . . . . . . . . . .          $0         $50
  Financing receivables . . . . . . . . . . . . .       7,537       5,312
  Other assets  . . . . . . . . . . . . . . . . .         503         349
                                                       $8,040      $5,711

  Liabilities and stockholder's equity:
  Due to Diamond Exteriors, Inc.  . . . . . . . .      $7,772      $5,623
  Other . . . . . . . . . . . . . . . . . . . . .          15          50
  Total liabilities . . . . . . . . . . . . . . .       7,787       5,673
  Total stockholder's equity  . . . . . . . . . .         253          38
  Total liabilities and stockholder's equity  . .      $8,040      $5,711


  Results of operations for the three months and six months ended June 30, 1997 and 1996, respectively:



                                              Three Months        Six Months
                                             Ended June 30      Ended June 30
                                             1997      1996     1997      1996
   Financing income  . . . . . . . . . . . . $335      $454     $574      $493
   General and administrative expenses (1) .  643       490      992       667
   Loss before tax benefit . . . . . . . . .  308        36      418       174

   Income tax benefit  . . . . . . . . . . .  120        15      163        70
   Net loss  . . . . . . . . . . . . . . . . $188       $21     $255      $104

  (1) Includes interest expense paid to Diamond and provision for credit losses.



  Cash flow for the six months ended June 30, 1997 and 1996, respectively:

                                                       Six Months Ended June 30
                                                        1997            1996
                                                             (Unaudited)
   Cash at beginning of period . . . . . . . . . .       $50             $0
     Net cash used in operating activities . . . .      (255)          (104)
     Net cash used in investing activities . . . .    (1,944)       (16,444)
     Net cash provided by financing activities . .     2,149         17,152
     Cash at end of period . . . . . . . . . . . .       $ 0           $604



       At June 30, 1997, Marquise Financial had approximately $1.1 million in approved but not funded loan commitments.

  3.   Earnings per Share

       At June 30, 1997 and 1996, the Company had 9,007,375 and 9,074,900
  common shares, respectively, outstanding. During the second quarter 1997, the Company purchased for treasury stock 72,300 common shares.

       In February 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings per Share, which establishes new standards for reporting and presenting earnings per share and which is required to be adopted in the fourth quarter 1997; earlier adoption is not permitted. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating primary earnings per share, the dilutive effect of stock options will be excluded. The impact is not sufficient to change the reported primary earnings per share for the second quarter and six months ended June 30, 1997 and 1996. Similarly, the impact of Statement 128 on the calculation of fully diluted earnings per share will be negligible.


  ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS

  RESULTS OF OPERATIONS

  Second Quarter 1997 Compared to Second Quarter 1996

  Net Sales

         Net sales increased $2.4 million, or 5.8%, from $41.4 million for the second quarter 1996 to $43.8 million for the second quarter 1997. Approximately 34.7% of the increase in net sales was attributable to roofing and gutter products and services, net sales of which increased $831 thousand to $26.3 million for the second quarter 1997. Approximately 48.2% of the increase in net sales was attributable to garage door and entry door products and services, net sales of which increased $1.2 million to $6.4 million for the second quarter 1997. Approximately 27.9% of the increase in net sales was attributable to fencing and other products and services, net sales of which increased $668 thousand to $10.4 million for the second quarter of 1997. The foregoing increases in net sales were partially offset by a decrease in credit participation fee income, primarily from Sears and its affiliates on installed sales financed by Sears and its affiliates and other third-party finance companies, of $139 thousand to $420 thousand and a decrease in interest income of $119 thousand to $335 thousand on receivables financed by the Company's consumer finance subsidiary, Marquise Financial. The second quarter increase in net sales was due primarily to: i) an increase in higher priced proprietary products partially offset by a decrease in the number of installations, and ii) an increase in the number of leads generated and the average number of sales associates during the comparative periods from 698 to 852, partially offset by a decrease in credit participation fee income and finance interest income. Backlog, defined as jobs sold but not installed, was $20.2 million and $18.0 million at June 30, 1997 and 1996 respectively.

  Gross Profit

         Gross profit increased $1.2 million, or 6.3%, from $18.5 million, or 44.8% of net sales, for the second quarter 1996 to $19.7 million, or 45.0% of net sales, for the second quarter 1997. The increase in gross profit resulted from an increase in proprietary product offerings and an increase in balance of sales to higher margin products and services, partially offset by a $258 thousand decrease in credit participation fee income and in finance interest income. The license fee incurred to Sears increased $303 thousand, or 7.0%, from $4.3 million, or 10.7% of net installed sales, for the second quarter 1996 to $4.6 million, or 10.8% of net installed sales, for the second quarter 1997. The increase in the license fee incurred to Sears for the second quarter 1997 was due to the increase in sales and balance of sales, primarily doors, to higher license fee products and services. Sears and the Company entered into a three-year license agreement effective January 1, 1996. Among other things, the license agreement provides for a fixed license fee, at the March 1995 license fee rate, to be charged during the term of the license agreement. Gross profit before the Sears license fee, credit participation fee and finance interest income increased $1.7 million, or 7.9%, from $21.9 million, or 54.2% of net installed sales, for the second quarter 1996 to $23.6 million, or 54.9% of net installed sales, for the second quarter 1997. The unit costs of materials, installation labor and warranty expense remained relatively constant during the quarterly period.

  Selling, General and Administrative Expenses

         Selling, general and administrative expenses increased $3.7 million, or 24.8%, from $15.0 million in the second quarter 1996 to $18.7 million in the second quarter 1997 and, as a percentage of net sales, increased from 36.2% to 42.7%. The increase in selling, general and administrative expenses resulted primarily from expenses associated with increased net sales, the increased number of and the cost of recruiting and training new sales associates and expenses related to the hiring of additional personnel to support the expansion of the infrastructure of the Company's core sales and installation business including the expansion of Marquise Financial. Direct advertising expense increased $1.2 million, or 53.5%, from $2.2 million for the second quarter 1996 to $3.4 million for the second quarter 1997; as a percentage of net sales, direct advertising expense increased from 5.3% for the second quarter 1996 to 7.6% for the second quarter 1997, reflecting increased direct advertising placements and below plan lead generating effectiveness of ad placements during the quarter. Selling commission expense, including attendant payroll-related benefits, increased $461 thousand, or 11.1%, from $4.1 million in the second quarter 1996 to $4.6 million in the second quarter 1997; as a percentage of net installed sales, selling commission expense increased from 10.3% to 10.7% in the second quarter 1997. Sales representatives are compensated on a variable commission basis depending upon the type and gross profit of product sold. Performance-based compensation paid to officers and regional, sales and production managers decreased $551 thousand, or 60.0%, from $917 thousand in the second quarter 1996 to $366 thousand in the second quarter 1997, primarily due to the decrease in operating income. The balance of selling, general and administrative expenses, primarily sales lead-generation activities, administrative, field operations and Marquise Financial payrolls and related costs and general expenses, increased $2.7 million, or 34.7%, from $7.7 million, or 18.7% of net sales, in the second quarter 1996 to $10.4 million, or 23.8% of net sales, in the second quarter 1997. The increase was primarily due to increased expenses related to recruiting and training new sales associates and support personnel and services required to manage the Company's anticipated sales volume increases for the balance of the year and beyond, expanding infrastructure and finance subsidiary, Marquise Financial. The increase in selling, general and administrative expenses, as a percentage of sales, is caused, in large part, by the aforementioned up-front investments in infrastructure required to generate the anticipated sales and installation activity for the balance of the year and beyond.

  Operating Interest Expense

         Operating interest expense decreased from  $212 thousand in the  second
  quarter 1996  to $0 in  the second quarter 1997.   Operating interest expense
  incurred in the second quarter 1996 relates to bank borrowings required to finance a portion of Marquise Financial receivables. The Company utilized a portion of the proceeds from the June 1996 initial public offering to paydown all bank borrowings. The Company has not incurred bank borrowings since its June 1996 initial public offering.

  Amortization of Intangibles

         Amortization of intangibles increased from $129 thousand in the second quarter 1996 to $153 thousand in the second quarter 1997. The amortization expense relates primarily to goodwill incurred in connection with the September 1994 stock repurchase from management.

  Interest Income (Expense), Net

         Net interest income increased $216 thousand from $30 thousand net interest expense in the second quarter 1996 to $186 thousand net interest income in the second quarter 1997, primarily due to increased interest income from invested cash balances and the reduction of interest expense related to the notes payable to certain of the Company's senior managers in connection with the September 1994 stock repurchase from management.

  Income Tax Provision

         The Company's income tax provision decreased from $1.3 million, or an effective rate of 40.1%, for the second quarter 1996 to $416 thousand, or an effective rate of 39.0%, for the second quarter 1997. The difference in the effective income tax rate and the federal statutory rate (34%) is due primarily to amortization of intangibles which are not deductible for income tax purposes and the effect of state income taxes and, in the second quarter 1996, the effect on state income taxes pursuant to the tax agreement between the Company and Globe which was terminated in June 1996.

  FIRST SIX MONTHS 1997 COMPARED TO FIRST SIX MONTHS 1996

  Net Sales

         Net sales increased $5.5 million, or 8.0%, from $68.5 million for the first six months 1996 to $74.0 million for the first six months 1997. Approximately 41.9% of the increase in net sales was attributable to roofing and gutter products and services, net sales of which increased $2.3 million to $46.5 million for the first six months 1997. Approximately 46.0% of the increase in net sales was attributable to garage door and entry door products and services, net sales of which increased $2.5 million to $11.8 million for the first six months 1997. Approximately 13.4% of the increase in net sales was attributable to fencing and other products and services, net sales of which increased $750 thousand to $14.3 million for the first six months 1997. Interest income on receivables financed by the Company's consumer finance subsidiary, Marquise Financial, increased $81 thousand to $574 thousand for the first six months 1997. The foregoing increases in net sales were partially offset by a decrease in credit participation fee income, primarily from Sears and its affiliates on installed sales financed by Sears and its affiliates and other third-party finance companies, of $171 thousand to $770 thousand. The first six months increase in net sales was due primarily to:
  i) an increase in higher priced proprietary products, and ii) an increase in the number of leads generated and the average number of sales associates during the comparative periods from 637 to 756 partially offset by a decrease in credit participation fee income and finance interest income.

  Gross Profit

         Gross profit  increased $2.7 million,  or 9.0%, from  $30.4 million, or
  44.3% of net sales, for the first six months 1996 to $33.1 million, or 44.7% of net sales, for the first six months 1997. The increase in gross profit resulted from an increase in proprietary product offerings and an increase in the balance of sales to higher margin products and services, partially offset by a $90 thousand decrease in credit participation fee income and in finance interest income. The license fee incurred to Sears increased $727 thousand, or 10.3%, from $7.2 million, or 10.6% of net installed sales, for the first six months 1996 to $7.9 million, or 10.8% of net installed sales, for the first six months 1997. The increase in the license fee incurred to Sears for the first six months 1997 was due to the increase in net sales and the balance of sales, primarily doors, to higher license fee products and services. Sears and the Company entered into a three-year license agreement effective January 1, 1996. Among other things, the license agreement provides for a fixed license fee, at the March 1995 license fee rate, to be charged during the term of the license agreement. Gross profit before the
  Sears license fee, credit participation fee and finance interest income increased $3.5 million, or 9.9%, from $36.1 million, or 53.8% of net installed sales, for the first six months 1996 to $39.6 million, or 54.5% of net installed sales, for the first six months 1997. The unit costs of materials, installation labor and warranty expense remained relatively constant during the six month period.

  Selling, General and Administrative Expenses

         Selling, general and administrative expenses increased $6.0 million, or 23.0%, from $25.9 million in the first six months 1996 to $31.9 million in the first six months 1997 and, as a percentage of net sales, increased from 37.8% to 43.1%. The increase in selling, general and administrative expenses resulted primarily from expenses associated with increased net sales, the increased number of and the cost of recruiting and training sales associates and expenses related to the hiring of additional personnel to support the expansion of the infrastructure of the Company's core sales and installation business including the expansion of Marquise Financial. Direct advertising expense increased $1.7 million, or 45.7%, from $3.7 million for the first six months 1996 to $5.4 million for the first six months 1997; as a percentage of net sales, direct advertising expense increased from 5.4% for the first six months 1996 to 7.3% for the first six months 1997, reflecting increased direct advertising placements and below plan lead generating effectiveness of ad placements during the first six months. Selling commission expense, including attendant payroll-related benefits, increased $831 thousand, or 11.8%, from $6.7 million in the first six months 1996 to $7.6 million in the first six months 1997; as a percentage of net installed sales, selling commission expense increased from 10.0% to 10.5% in the first six months 1997. Sales representatives are compensated on a variable commission basis depending upon the type and gross profit of product sold. Performance-based compensation paid to officers and regional, sales and production managers decreased $776 thousand, or 61.1%, from $1.3 million in the first six months 1996 to $494 thousand in the first six months 1997, primarily due to the decrease in operating income. The balance of selling, general and administrative expenses, primarily sales lead-generation activities, administrative, field operations and Marquise Financial payrolls and related costs and general expenses, increased $4.3 million, or 30.4%, from $14.2 million, or 20.7% of net sales, in the first six months 1996 to $18.5 million, or 24.9% of net sales, in the first six months 1997. The increase was primarily due to increased expenses relating to recruiting and training new sales associates and support personnel and services required to manage the Company's anticipated sales volume increases for the balance of the year and beyond, expanding infrastructure and finance subsidiary, Marquise Financial. The increase in selling, general and administrative expenses, as a percentage of sales, is caused, in large part, by the aforementioned up-front investments in infrastructure required to generate the anticipated sales and installation activity for the balance of the year and beyond.

  Operating Interest Expense

         Operating interest expense decreased from $234 thousand in the first six months 1996 to $ 0 in the first six months 1997. Operating interest expense incurred in the first six months 1996 relates to bank borrowings required to finance a portion of Marquise Financial receivables. The Company utilized a portion of the proceeds from the June 1996 initial public offering to paydown all bank borrowings. The Company has not incurred bank borrowings since its June 1996 initial public offering.

  Amortization of Intangibles

         Amortization of intangibles increased from $261 thousand in the first six months 1996 to $296 thousand in the first six months 1997. The amortization expense relates primarily to goodwill incurred in connection with the September 1994 stock repurchase from management.

  Interest Income (Expense), Net

         Net interest income increased $502 thousand from $96 thousand net interest expense in the first six months 1996 to $406 thousand net interest income in the first six months 1997, primarily due to increased interest income from invested cash balances and the reduction of interest expense related to the notes payable to certain of the Company's senior managers in connection with the September 1994 stock repurchase from management.

  Income Tax Provision

         The Company's income tax provision decreased from $1.6 million, or an effective rate of 41.1%, for the first six months 1996 to $515 thousand, or an effective rate of 39.0%, for the first six months 1997. The difference in the effective income tax rate and the federal statutory rate (34%) is due primarily to amortization of intangibles which are not deductible for income tax purposes and the effect of state income taxes and, in the first six months 1996, the effect on state income taxes pursuant to the tax agreement between the Company and Globe which was terminated in June 1996.

  LIQUIDITY AND CAPITAL RESOURCES

         The Company's primary capital needs have been to fund the growth of the Company, the September 1994 stock repurchase from management, and, more recently, to fund the operations of the Company's finance subsidiary, Marquise Financial. The Company's primary sources of liquidity have been cash flow from operations, borrowings under its bank credit facility, and, in June 1996, from the net proceeds of its initial public offering. The
  Company's core sales and installation business is not capital intensive. Capital expenditures for the first six months of 1997, 1996 and 1995 were approximately $1.7 million, $461 thousand and $341 thousand, respectively. Capital expenditures for the next twelve months are expected to approximate $3.0 million, primarily related to ongoing upgrading and maintenance of the Company's information technology systems. Future requirements for capital expenditures are expected to be funded by cash flow from operations. On April 30, 1997, the Company announced a stock repurchase program to repurchase up to 500,000 shares of its common stock. During the second quarter 1997 the Company purchased 72,300 shares of its common stock for $795 thousand and in July and August 1997 (through August 12, 1997) purchased an additional 55,000 shares and 325,000 shares for approximately $475 thousand and $2.5 million, respectively. On August 12, 1997 the Company increased the maximum number of shares it can purchase under the stock repurchase program from 500,000 to 1.0 million shares. The Company believes that it has sufficient operating cash flow, working capital base, available bank line of credit as well as additional financing currently being pursued by the Company with respect to Marquise Financial to meet all of its obligations for the foreseeable future, including ongoing funding for Marquise Financial, for the stock repurchase program announced in April 1997, and for the development and expansion of complementary new products and services.

         In November 1995, the Company commenced the operations of Marquise Financial, its consumer finance subsidiary. Marquise's primary objective is to support, along with other designated third-party finance companies, the Company's requirement for providing financing to its core installation businesses customers. In the fourth quarter 1996, as a follow-on objective to expanding Marquise Financial's consumer financing markets and products, Marquise introduced a new finance product -- fixed rate loans secured by developed residential real estate -- to a segment of its creditworthy customers that cannot obtain unsecured consumer loans. During the second quarter 1997, Marquise Financial expanded its scope of operations, in part to leverage its consumer finance infrastructure to i) purchase from third parties portfolios of secured receivables, and ii) originate secured receivables from customers of, and/or purchase individual secured receivables originated by entities other than the Company and its affiliates. These entities do not necessarily engage in business in any of the Company's product lines. As a general proposition, these entities are all expected to operate businesses related to installed home improvement products and services, although from time to time Marquise Financial may also originate or purchase receivables secured by commercial real estate. The outstanding principal amount of individual receivables purchased by Marquise Financial from entities other than the Company may significantly exceed the average amount of all receivables owned by Marquise Financial. The Company is continually mindful of the attendant risk in consumer financing and plans to increase its consumer finance receivable portfolio at a measured pace commensurate with its available resources and acceptable levels for losses on finance receivables. Marquise Financial has been capitalized and funded with the Company's excess operating cash flow and secured borrowings under the Company's $15 million bank line of credit, which were subsequently paid down with a portion of the proceeds from the Company's June 1996 initial public offering. At June 30, 1997, Marquise Financial has approximately $7.5 million in net finance receivables. During the first six months of 1997, Marquise Financial originated or purchased approximately $3.2 million of fixed rate, secured loans. At June 30, 1997, Marquise had approximately $1.1 million in outstanding commitments of the fixed rate, secured loans. The Company anticipates that its existing cash balances, the bank line of credit, the sale of Marquise Financial's consumer loan finance receivables as market conditions may warrant from time to time and excess cash flow from its core installation operations will be sufficient to satisfy the Company's financing cash requirements in the foreseeable future.

         In December 1996 with an initial investment of approximately $450 thousand, the Company completed agreements with insurance companies with the effect of establishing a captive insurance company. At June 30, 1997, the investment in the captive insurance company has been increased to approximately $660 thousand. The primary objective of this captive insurance business is to provide the means for offering workers' compensation and general liability insurance coverage, solely for Company installations, to qualified installers as the Company seeks to maintain and expand its core complement of independent installers. Premiums are immediately collected through deductions to payments to installers; and the excess cash balances, after administrative expenses, are invested, pursuant to agreement, with the insurance companies. Losses are comprised of actual claims paid, reserves for open claims and allowances for incurred but not reported claims. The Company maintains individual and aggregate stop-loss reinsurance coverage at levels deemed to be adequate by management of the Company. Premiums collected in the first six months 1997 were approximately $140 thousand.

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

         From its inception in June 1993, the Company has generated cash flow from operations of approximately $18.7 million. The Company used $12.5 million of cash in connection with the repurchase of 40.2% of its Common Stock in September 1994, $3.1 million for capital expenditures and $5.0 million for the initial funding of Marquise Financial's consumer financing activities. At June 30, 1997, the Company had approximately $22.9 million in cash and cash equivalents and trade receivables and net working capital of $21.1 million. At June 30, 1997, the Company had available $15 million in bank line of credit and $1.4 million total debt to management stockholders. At June 30, 1997, the Company had no amounts outstanding under its bank line of credit.

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

         Certain statements contained herein which are not of a historical nature, including without limitation, statements addressing the beliefs, plans, objectives, estimates or expectations of the Company or future results or events constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, including, but not limited to, general economic and business conditions, matters related to the Sears license, warranty exposure, the Company's reliance on sales associates and on the availability of qualified independent installers, and conditions in the installed home improvement industry. There can be no assurance that actual results, performance or achievements of the Company will not differ materially from any future results, performance or achievements expressed or implied by such forward-looking statements. The Company provides cautionary statements, detailed in Securities and Exchange Commission filings, including without limitation the Company's 1996 Annual Report on Form 10-K, which identify specific factors that could cause actual results or events to differ materially from those described in the forward-looking statements. The Company undertakes no obligation to update publicly any forward-looking statement whether as a result of new information, future events or otherwise.



                            PART II.  OTHER INFORMATION

  ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         On May 15, 1997, the Company held its Annual Meeting of Shareholders. The only matter voted on by the shareholders was the election of directors to the Board of Directors. By a majority of shares represented at the Annual Meeting, the shareholders elected directors to serve one-year terms as follows: Messrs. C. Stephen Clegg, James F. Bere, Jr., James M. Gillespie, Jacob Pollock and George A. Stinson.

         Shares were voted as follows:

                              Number of Shares of Common Stock

          Election of Directors               For          Withheld

          James F. Bere, Jr.               8,016,656        148,100
          Stephen Clegg                    8,016,706        148,050
          James M. Gillespie               8,016,856        147,900
          Jacob Pollock                    7,992,356        172,400
          George A. Stinson                8,016,556        148,200

  ITEM 5.   OTHER INFORMATION

       Effective July 21, 1997, the membership of the Board of Directors was expanded to six and William R. Griffin was elected a director of the Company.

  ITEM. 6.  EXHIBITS AND REPORTS ON FORM 8-K

       (a)  Exhibits

             (27)      Financial Data Schedule

             (99.1) Press release regarding election of William R. Griffin as a director and the resignation of Frank Cianciosi.

             (99.2) Press release regarding increase in the number of shares of stock which can be purchased under the stock repurchase program.

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

  Date:   August 12, 1997