Form 10-Q/A
period 1997-06-30
DIAMOND HOME SERVICES INC
filed 1997-09-30
CIK 1012442

FORM 10-Q/A

                                  AMENDMENT NO. 1

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

  See accompanying notes.


                   DIAMOND HOME SERVICES, INC. AND SUBSIDIARIES

                       CONDENSED CONSOLIDATED BALANCE SHEETS
                                                    JUNE 30,       DECEMBER 31,
                                                      1997             1996
                                                  (Unaudited)

                       ASSETS
   Current assets:
    Cash and cash equivalents  . . . . . . . . .   $12,954           $18,982
    Accounts receivable  . . . . . . . . . . . .     9,984             8,621
    Finance company accounts receivable  . . . .     7,537             5,312
    Refundable income taxes  . . . . . . . . . .     1,174             1,725
     Deferred income taxes . . . . . . . . . . .       609               794
    Prepaids and other current assets  . . . . .     1,112             1,377
   Total current assets  . . . . . . . . . . . .    33,370            36,811
   Net property and equipment  . . . . . . . . .     3,102             1,607
   Intangible assets, net  . . . . . . . . . . .    16,812            16,961
   Deferred income taxes . . . . . . . . . . . .     1,463             1,313
   Other . . . . . . . . . . . . . . . . . . . .     2,913             2,101
   Total assets  . . . . . . . . . . . . . . . .   $57,660           $58,793


    LIABILITIES AND COMMON STOCKHOLDERS' EQUITY

   Current liabilities:
     Accounts payable and accrued liabilities. .  $11,701           $13,767
     Due to stockholders . . . . . . . . . . . .      554               554
   Total current liabilities . . . . . . . . . .   12,255            14,321
   Long-term liabilities:
     Warranty and retention. . . . . . . . . . .    8,040             7,128
     Due to stockholders . . . . . . . . . . . .      848             1,108
   Total long-term liabilities . . . . . . . . .    8,888             8,236
   Common stockholders' equity . . . . . . . . .   36,517            36,236
   Total liabilities and common
     stockholders' equity  . . . . . . . . . . .  $57,660           $58,793

  See accompanying notes.


                            DIAMOND HOME SERVICES, INC. AND SUBSIDIARIES

                                              CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                                (Unaudited)
                                                                                                             Six Months Ended
                                                                                                                 June 30
                                                                                                              (In thousands)
                                                                                                              1997       1996
   Operating activities:
   Net income  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        $806      $2,268
     Adjustments to reconcile net income to net cash provided by (used in)
       operating activities:
        Depreciation and amortization  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         463         350
        Deferred income taxes  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          35        (491)
          Changes in operating assets and liabilities:
            Accounts receivable and other assets   . . . . . . . . . . . . . . . . . . . . . . . . . .        (996)     (3,974)
            Accounts payable and accrued expenses  . . . . . . . . . . . . . . . . . . . . . . . . . .      (2,066)      3,679
            Warranty and retention   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         912         961
     Net cash provided by (used in) operating activities   . . . . . . . . . . . . . . . . . . . . . .        (846)      2,793
   Investing activities:
     Consumer finance loans originated, net of collections   . . . . . . . . . . . . . . . . . . . . .      (2,225)    (15,840)
     Advances to "captive" insurance company and other   . . . . . . . . . . . . . . . . . . . . . . .        (512)          -
     Capital expenditures  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      (1,660)       (219)
     Net cash used in investing activities   . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      (4,397)    (16,059)
   Financing activities:
     Issuance of Common Stock, net of offering expenses  . . . . . . . . . . . . . . . . . . . . . . .           -      33,484
     Common Stock special dividend   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           -      (8,600)
     Preferred Stock redemption  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           -      (1,400)
     Payments on notes receivable from officers for
        treasury stock and other   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         270           -
     Purchases of treasury stock   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        (795)          -
     Payments due to stockholders  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        (260)     (4,387)
     Net cash provided by (used in) financing activities   . . . . . . . . . . . . . . . . . . . . . .        (785)     19,097
     Net increase (decrease) in cash and cash equivalents  . . . . . . . . . . . . . . . . . . . . . .      (6,028)      5,831
     Cash and cash equivalents at beginning of period  . . . . . . . . . . . . . . . . . . . . . . . .      18,982       4,715
     Cash and cash equivalents at end of period  . . . . . . . . . . . . . . . . . . . . . . . . . . .     $12,954     $10,546

     Supplemental cash flow disclosure:
        Interest paid  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          $0        $738
        Income taxes paid  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         $90      $1,883


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


                                     Signatures


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No. 1 to this report to be signed on its behalf by the undersigned thereunto duly authorized.


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

  Date:   September 30, 1997