Form 10-Q
period 1997-09-30
DIAMOND HOME SERVICES INC
filed 1997-11-12
CIK 1012442

FORM 10 - Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549




(Mark One)



[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)


                     OF THE SECURITIES EXCHANGE ACT OF 1934

               For the Quarterly Period Ended September 30, 1997

                                       OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


              For the transition period from _______ to _________

                         Commission File Number 0-20829

                          DIAMOND HOME SERVICES, INC.
             (Exact name of registrant as specified in its charter)


         DELAWARE                       36-3886872
(State or other jurisdiction of   (I.R.S. Employer Identification No.)
incorporation or organization)

                  222 Church Street, Woodstock, Illinois 60098
          (Address of principal executive offices, including zip code)

                                 (815) 334-1414
              (Registrant's telephone number, including area code)
               -------------------------------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes (X ) No ( )

The number of shares of the registrant's common stock outstanding as of October 31, 1997, the latest practicable date, was 8,507,375 shares.


                         PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS


                  DIAMOND HOME SERVICES, INC. AND SUBSIDIARIES

                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                  (Unaudited)


                                           Three Months Ended       Nine Months Ended

                                              September 30            September 30

                                            1997       1996         1997         1996

                                               (In thousands, except per share data)
Net sales........................          $48,301    $46,492     $122,263      $114,974
Cost of sales....................           27,056     25,962       67,933        64,096
Gross profit.....................           21,245     20,530       54,330        50,878
Operating expenses:
  Selling, general, and
  administrative expense.........           19,050     16,245       50,924        42,151
  Operating interest expense.....                0          0            0           234
  Amortization expense...........              151        135          447           396
Operating income.................            2,044      4,150        2,959         8,097
Interest income (expense), net...              170        122          576            26
Income before income taxes.......            2,214      4,272        3,535         8,123
Income tax provision.............              864      1,681        1,379         3,264

Net income.......................           $1,350     $2,591       $2,156        $4,859

Net income per share.............             $.16       $.28         $.24          $.67

Weighted average number of common
shares and equivalent outstanding........    8,702      9,198        8,957         7,296

  See accompanying notes.




                  DIAMOND HOME SERVICES, INC. AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS



                              September 30, 1997  December 31, 1996
                                   (Unaudited)
                                            (In thousands)
           ASSETS
Current assets:
 Cash and cash equivalents........... $9,412          $18,982
 Accounts receivable................. 11,182            8,621
 Finance company accounts
   receivable........................  7,331            5,312
 Refundable income
   taxes.............................  1,419            1,725
 Prepaids  and other current assets..  1,134            1,377
 Deferred income taxes...............    616              794
Total current assets................. 31,094           36,811
Net property and equipment...........  5,249            1,607
Intangible assets, net............... 16,661           16,961
Deferred income taxes................  1,463            1,313
Other................................  3,033            2,101
Total assets.........................$57,500          $58,793

           LIABILITIES AND COMMON STOCKHOLDERS' EQUITY

Current liabilities:
 Accounts payable and accrued
 liabilities.........................$13,500         $13,767
 Due to stockholders.................    554              554
Total current liabilities............ 14,054           14,321
Long-term liabilities:
 Warranty and retention..............  8,700            7,128
 Due to stockholders.................    686            1,108
Total long-term liabilities..........  9,386            8,236
Common stockholders' equity.......... 34,060           36,236
Total liabilities and common
stockholders'
  equity.............................$57,500          $58,793


See accompanying notes.



                  DIAMOND HOME SERVICES, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)



                                                                Nine Months Ended
                                                                   September 30
                                                                1997           1996
                                                                  (In thousands)
Operating activities:
Net income.................................................    $2,156          $4,859
  Adjustments to reconcile net income to net cash provided
   by (used in) operating activities:
    Depreciation and amortization..........................       694             599
    Deferred income taxes..................................        28            (529)
      Changes in operating assets and liabilities:
     Accounts receivable and other assets..................    (2,362)         (5,927)
     Accounts payable and accrued expenses.................      (267)          1,653
     Warranty and retention................................     1,572           2,527
  Net cash provided by operating activities................     1,821           3,182
Investing activities:
  Consumer finance loans originated, net of collections....   (2,019)         (17,815)
  Advances to "captive" insurance company and other........     (731)               -
  Capital expenditures.....................................   (3,887)            (273)
  Net cash used in investing activities....................   (6,637)         (18,088)
Financing activities:
  Issuance of Common Stock, net of offering expenses.......        -           33,147
  Common Stock special dividend............................        -           (8,600)
  Preferred Stock redemption...............................        -           (1,400)
  Payments on notes receivable from officers for treasury
     stock and other.......................................      356               -
  Purchases of treasury stock..............................   (4,688)              -
  Payments due to stockholders.............................     (422)          (4,440)
  Net cash provided by (used in) financing activities......   (4,754)          18,707
  Net increase (decrease) in cash and cash equivalents.....   (9,570)           3,801
  Cash and cash equivalents at beginning of period.........    18,982           4,715
  Cash and cash equivalents at end of period...............    $9,412          $8,516

  Supplemental cash flow disclosure:
    Interest paid..........................................        $0            $738
    Income taxes paid......................................    $1,362          $3,061



See accompanying notes.



                  DIAMOND HOME SERVICES, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)
                       (TABULAR AMOUNTS ARE IN THOUSANDS)

1.    BASIS OF PRESENTATION

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month and nine-month periods ended September 30, 1997 are not necessarily indicative of the results that may be expected for the year ending December 31, 1997. For further information, refer to the consolidated financial statements included in the Company's 1996 Annual Report on Form 10-K.

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

2.   CONSUMER FINANCING

     The following summarized condensed financial information for Marquise Financial, the Company's finance subsidiary, is before elimination of intercompany transactions in consolidation:

                                 September 30,      December 31,
                                     1997              1996
                                 (Unaudited)
ASSETS:
Cash................................    $0               $50
Financing receivables............... 7,331             5,312
Other assets........................   242               349

                                    $7,573            $5,711



LIABILITIES AND STOCKHOLDER'S
EQUITY:
Due to Diamond Exteriors, Inc.......$7,088            $5,623
Other...............................   203                50

Total liabilities................... 7,291             5,673
Total stockholder's equity..........   282                38

Total liabilities and
 stockholder's equity...............$7,573            $5,711




Results of operations for the three months and nine months ended September 30, 1997 and 1996, respectively:



                                Three Months      Nine Months
                                Ended Sept 30     Ended Sept 30
                                 1997   1996      1997     1996



     (Unaudited)
Financing income................$326    $726   $  900      $1,219
General and administrative
expenses (1).................... 689     726    1,681       1,393
Loss before tax benefit......... 363       0      781         174
Income tax benefit.............. 142       0      305          70
Net loss........................$221      $0   $  476        $104

(1) Includes interest expense paid to Diamond and provision for credit losses.


Cash flow for the nine months ended September 30, 1997 and 1996, respectively:



                                      Nine Months Ended Sept 30
                                       1997               1996
                                             (Unaudited)
Cash at beginning of period..........     $50                $0
Net cash used in operating
activities...........................    (476)             (104)
Net cash used in investing
activities...........................  (1,039)          (17,867)
Net cash provided by financing
activities...........................   1,465            18,151
Cash at end of period................      $0              $180


     At September 30, 1997, Marquise Financial had approximately $1.8 million in approved but not funded loan commitments.

3.    EARNINGS PER SHARE

     At September 30,  1997 and 1996,  the Company had  8,507,375 and  9,074,900
common shares outstanding, respectively.   During the  second and third  quarter
1997, the Company repurchased in the open market 72,300 and 500,000 common shares, respectively, which shares are being held as treasury stock.

     In February 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings per Share, which establishes new standards for reporting and presenting earnings per share and which is required to be adopted in the fourth quarter 1997; earlier adoption is not permitted. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating primary earnings per share, the dilutive effect of stock options will be excluded. The impact is not sufficient to change the reported primary earnings per share for the third quarter and nine months ended September 30, 1997 and 1996. Similarly, the impact of Statement 128 on the calculation of fully diluted earnings per share will be negligible.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

THIRD QUARTER 1997 COMPARED TO THIRD QUARTER 1996

Net Sales

     Net sales increased $1.8 million, or 3.9%, from $46.5 million for the third quarter 1996 to $48.3 million for the third quarter 1997. Approximately 5.8% of the increase in net sales was attributable to roofing and gutter products and services, net sales of which increased $105 thousand to $30.0 million for the third quarter 1997. Approximately 81.7% of the increase in net sales was attributable to garage door and entry door products and services, net sales of which increased $1.5 million to $7.8 million for the third quarter 1997. Approximately 42.6% of the increase in net sales was attributable to fencing and other products and services, net sales of which increased $770 thousand to $9.5 million for the third quarter of 1997. The foregoing increases in net sales were partially offset by a decrease in credit participation fee income, primarily from Sears and its afilliates on installed sales financed by Sears and its affiliates and other third-party finance companies, of $164 thousand to $521 thousand and a decrease in interest income of $400 thousand to $326 thousand on receivables financed by the Company's finance subsidiary, Marquise Financial. The third quarter increase in net sales was due primarily to: i) an increase in higher priced proprietary products and, ii) an increase in the number of leads generated and the average number of sales associates during the comparative periods from 752 to 809, partially offset by a decrease in credit participation fee income and finance interest income. Backlog, defined as jobs sold but not installed, was $17.0 million and $18.0 million at September 30, 1997 and 1996 respectively.

Gross Profit

     Gross profit increased $715 thousand, or 3.5%, from $20.5 million, or 44.1% of net sales, for the third quarter 1996 to $21.2 million, or 44.0% of net sales, for the third quarter 1997. The decrease in gross profit, expressed as a percentage of net sales, resulted from a $564 thousand decrease in credit participation fee income and in finance interest income, partially offset by an increase in proprietary product offerings and an increase in balance of sales to higher margin products and services. The license fee incurred to Sears increased $222 thousand, or 4.5%, from $4.9 million, or 10.8% of net installed sales, for the third quarter 1996 to $5.1 million, or 10.7% of net installed sales, for the third quarter 1997. The increase in the license fee incurred to Sears for the third quarter 1997 was due to an overall increase in sales and to a shift in the balance of sales, primarily doors, to higher license fee products and services. Sears and the Company entered into a three-year license agreement effective January 1, 1996. Among other things, the license agreement provides for a fixed license fee, at the March 1995 license fee rate, to be charged during the term of the license agreement. Gross profit before the Sears license fee, credit participation fee and finance interest income increased $1.5 million, or 6.2%, from $24.0 million, or 53.2% of net installed sales, for the third quarter 1996 to $25.5 million, or 53.7% of net installed sales, for the third quarter 1997. The unit costs of materials, installation labor and warranty expense remained relatively constant during the quarterly period.

Selling, General and Administrative Expenses

     Selling, general and administrative expenses increased $2.8 million, or 17.3%, from $16.2 million in the third quarter 1996 to $19.0 million in the third quarter 1997 and, as a percentage of net sales, increased from 34.9% to 39.4%. The increase in selling, general and administrative expenses resulted primarily from expenses associated with increased net sales, the increased number of and the cost of recruiting and training new sales associates and expenses related to the hiring of additional personnel to support the expansion of the infrastructure of the Company's core sales and installation business including the expansion of Marquise Financial. Direct advertising expense increased $625 thousand , or 29.7%, from $2.1 million for the third quarter 1996 to $2.7 million for the third quarter 1997; as a percentage of net sales, direct advertising expense increased from 4.5% for the third quarter 1996 to 5.6% for the third quarter 1997, reflecting increased direct advertising placements and below plan lead generating effectiveness of ad placements during the quarter. Selling commission expense, including attendant payroll-related benefits, increased $432 thousand, or 9.4%, from $4.6 million in the third quarter 1996 to $5.0 million in the third quarter 1997; as a percentage of net installed sales, selling commission expense increased from 10.2% to 10.7% in the third quarter 1997. Sales representatives are compensated on a variable commission basis depending upon the type and gross profit of product sold. Performance-based compensation paid to officers and field, sales and production managers decreased $81 thousand, or 9.7%, from $838 thousand in the third quarter 1996 to $757 thousand in the third quarter 1997, primarily due to the decrease in operating income. The balance of selling, general and administrative expenses, primarily sales lead-generation activities, administrative, field operations and Marquise Financial payrolls and related costs and general expenses, increased $1.8 million, or 21.7%, from $8.7 million, or 18.7% of net sales, in the third quarter 1996 to $10.5 million, or 21.8% of net sales, in the third quarter 1997. The increase was primarily due to increased expenses related to recruiting and training new sales associates and support personnel and services required to manage the Company's anticipated sales volume increases, expanding infrastructure and finance subsidiary, Marquise Financial. The increase in selling, general and administrative expenses, as a percentage of sales, was caused, in large part, by the aforementioned up-front investments in infrastructure required to generate the anticipated sales and installation activity for the balance of the year and beyond.

Amortization of Intangibles

     Amortization of intangibles increased from $135 thousand in the third quarter 1996 to $151 thousand in the third quarter 1997. The amortization expense relates primarily to goodwill incurred in connection with the September 1994 stock repurchase from management.

Interest Income (Expense), Net

     Net interest income increased $48 thousand from $122 thousand in the third quarter 1996 to $170 thousand in the third quarter 1997, primarily due to increased interest income from invested cash balances and the reduction of interest expense related to the notes payable to certain of the Company's senior managers in connection with the September 1994 stock repurchase from management.


Income Tax Provision

     The Company's income tax provision decreased from $1.7 million, or an effective rate of 39.3%, for the third quarter 1996 to $864 thousand, or an effective rate of 39.0%, for the third quarter 1997. The difference in the effective income tax rate and the federal statutory rate (34%) is due primarily to amortization of intangibles which are not deductible for income tax purposes and the effect of state income taxes.

FIRST NINE MONTHS 1997 COMPARED TO FIRST NINE MONTHS 1996

Net Sales

     Net sales increased $7.3 million, or 6.3%, from $115.0 million for the first nine months 1996 to $122.3 million for the first nine months 1997. Approximately 32.9% of the increase in net sales was attributable to roofing and gutter products and services, net sales of which increased $2.4 million to $76.5 million for the first nine months 1997. Approximately 54.9% of the increase in net sales was attributable to garage door and entry door products and services, net sales of which increased $4.0 million to $19.7 million for the first nine months 1997. Approximately 21.1% of the increase in net sales was attributable to fencing and other products and services, net sales of which increased $1.5 million to $23.8 million for the first nine months of 1997. The foregoing increases in net sales were partially offset by a decreases in credit participation fee income, primarily from Sears and its affiliates on installed sales financed by Sears and its affiliates and other third-party finance companies, of $335 thousand to $1.3 million and in interest income on receivables financed by the Company's consumer finance subsidiary, Marquise Financial, of $319 thousand to $900 thousand for the first nine months 1997. The first nine months increase in net sales was due primarily to: i) an increase in higher priced proprietary products, and ii) an increase in the number of leads generated and the average number of sales associates during the comparative periods from 701 to 803 partially offset by a decrease in credit participation fee income and finance interest income.

Gross Profit

     Gross profit increased $3.4 million, or 6.8%, from $50.9 million, or 44.3% of net sales, for the first nine months 1996 to $54.3 million, or 44.4% of net sales, for the first nine months 1997. The increase in gross profit, expressed as a percentage of net sales, resulted from an increase in proprietary product offerings and an increase in the balance of sales to higher margin products and services, partially offset by a $654 thousand decrease in credit participation fee income and in finance interest income. The license fee incurred to Sears increased $1.0 million, or 7.9%, from $12.0 million, or 10.6% of net installed sales, for the first nine months 1996 to $13.0 million, or 10.6% of net installed sales, for the first nine months 1997. The increase in the license fee incurred to Sears for the first nine months 1997 resulted from the increase in net sales and from the shift in the balance of sales, primarily doors, to higher license fee products and services. Sears and the Company entered into a three-year license agreement effective January 1, 1996. Among other things, the license agreement provides for a fixed license fee, at the March 1995 license fee rate, to be charged during the term of the license agreement. Gross profit before the Sears license fee, credit participation fee and finance interest income increased $5.1 million, or 8.4%, from $60.0 million, or 53.5% of net installed sales, for the first nine months 1996 to $65.1 million, or 54.2% of net installed sales, for the first nine months 1997. The unit costs of materials, installation labor and warranty expense remained relatively constant during the nine month period.


Selling, General and Administrative Expenses

     Selling, general and administrative expenses increased $8.8 million, or 20.8%, from $42.1 million in the first nine months 1996 to $50.9 million in the first nine months 1997 and, as a percentage of net sales, increased from 36.7% to 41.6%. The increase in selling, general and administrative expenses resulted primarily from expenses associated with increased net sales, the increased number of and the cost of recruiting and training sales associates and from expenses related to the hiring of additional personnel to support the expansion of the infrastructure of the Company's core sales and installation business including the expansion of Marquise Financial. Direct advertising expense increased $2.2 million, or 38.5%, from $5.8 million for the first nine months 1996 to $8.0 million for the first nine months 1997; as a percentage of net sales, direct advertising expense increased from 5.1% for the first nine months 1996 to 6.6% for the first nine months 1997, reflecting increased direct advertising placements and below plan lead generating effectiveness of ad placements during the first nine months. Selling commission expense, including attendant payroll-related benefits, increased $1.2 million, or 10.8%, from $11.4 million in the first nine months 1996 to $12.6 million in the first nine months 1997; as a percentage of net installed sales, selling commission expense increased from 10.1% to 10.2% in the first nine months 1997. Sales representatives are compensated on a variable commission basis depending upon the type and gross profit of product sold. Performance-based compensation paid to officers and field, sales and production managers decreased $850 thousand, or 40.5%, from $2.1 million in the first nine months 1996 to $1.2 million in the first nine months 1997, primarily due to the decrease in operating income. The balance of selling, general and administrative expenses, primarily sales lead-generation activities, administrative, field operations and Marquise Financial payrolls and related costs and general expenses, increased $6.2 million, or 26.9%, from $22.8 million, or 19.9% of net sales, in the first nine months 1996 to $29.1 million, or 23.7% of net sales, in the first nine months 1997. The increase was primarily due to increased expenses relating to recruiting and training new sales associates and support personnel and services required to manage the Company's anticipated sales volume increases, expanding infrastructure and finance subsidiary, Marquise Financial. The increase in selling, general and administrative expenses, as a percentage of sales, is caused, in large part, by the aforementioned up-front investments in infrastructure required to generate the anticipated sales and installation activity for the balance of the year and beyond.

Operating Interest Expense

     Operating interest expense decreased from $234 thousand in the first nine months 1996 to $ 0 in the first nine months 1997. Operating interest expense incurred in the first nine months 1996 related to bank borrowings required to finance a portion of Marquise Financial receivables. The Company utilized a portion of the proceeds from the June 1996 initial public offering to paydown all bank borrowings. The Company has not incurred bank borrowings since its June 1996 initial public offering.


Amortization of Intangibles

     Amortization of intangibles increased from $396 thousand in the first nine months 1996 to $447 thousand in the first nine months 1997. The amortization expense relates primarily to goodwill incurred in connection with the September 1994 stock repurchase from management.

Interest Income (Expense), Net

     Net interest income increased $550 thousand from $26 thousand in the first nine months 1996 to $576 thousand in the first nine months 1997, primarily due to increased interest income from invested cash balances and the reduction of interest expense related to the notes payable to certain of the Company's senior managers in connection with the September 1994 stock repurchase from management.

Income Tax Provision

     The Company's income tax provision decreased from $3.3 million, or an effective rate of 40.2%, for the first nine months 1996 to $1.4 million, or an effective rate of 39.0%, for the first nine months 1997. The difference in the effective income tax rate and the federal statutory rate (34%) is due primarily to amortization of intangibles which are not deductible for income tax purposes and the effect of state income taxes and, in the first nine months 1996, the effect on state income taxes pursuant to the tax agreement between the Company and Globe which was terminated in June 1996.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's primary capital needs have been to fund the growth of the Company, the September 1994 stock repurchase from management, and, more recently, to fund the operations of the Company's finance subsidiary, Marquise Financial. The Company's primary sources of liquidity have been cash flow from operations, borrowings under its bank credit facility, and, in June 1996, the net proceeds of its initial public offering. The Company's core sales and installation business is not capital intensive. Capital expenditures for the first nine months of 1997, and years 1996 and 1995 were approximately $3.9 million, $461 thousand and $888 thousand, respectively. Capital expenditures for the next twelve months are expected to approximate $2.0 million, primarily related to ongoing upgrading and maintenance of the Company's information technology systems. Future requirements for capital expenditures are expected to be funded by cash flow from operations. On April 30, 1997, the Company announced a stock repurchase program to repurchase up to 500,000 shares of its common stock and on August 12, 1997 the Company increased the number of shares it is authorized to repurchase by 500,000 to 1.0 million shares. During the second and third quarters 1997 the Company purchased 572,300 shares of its common stock for $4.7 million. The Company believes that it has sufficient operating cash flow, working capital base, available bank line of credit as well as additional financing currently being pursued by the Company with respect to Marquise Financial to meet all of its obligations for the foreseeable future, including ongoing funding for Marquise Financial, for the stock repurchase program announced in April 1997, and for the development and expansion of complementary new products and services.

     In November 1995, the Company commenced the operations of Marquise Financial, its finance subsidiary. Marquise's primary objective is to support, along with other designated third-party finance companies, the Company's requirement for providing financing to its core installation businesses customers. In the fourth quarter 1996, as a follow-on objective to expanding Marquise Financial's consumer financing markets and products, Marquise introduced a new finance product -- fixed rate loans secured by developed residential real estate -- to a segment of its creditworthy customers that cannot obtain unsecured consumer loans. During the second quarter 1997, Marquise Financial expanded its scope of operations, in part to leverage its consumer finance infrastructure to i) purchase from third parties portfolios of secured receivables, and ii) originate secured receivables from customers of, and/or purchase individual secured receivables originated by, entities other than the Company and its affiliates. These entities do not necessarily engage in business in any of the Company's product lines. As a general proposition, these entities are all expected to operate businesses related to installed home improvement products and services, although from time to time Marquise Financial may also originate or purchase receivables secured by commercial real estate or otherwise acquire or originate loans that do not constitute obligations existing from home improvements. The outstanding principal amount of individual receivables purchased by Marquise Financial from entities other than the Company may significantly exceed the average amount of all receivables owned by Marquise Financial. The Company is continually mindful of the risks associated with consumer financing and plans to increase its consumer finance receivable portfolio at a measured pace commensurate with its available resources and acceptable levels for losses on finance receivables. Marquise Financial has been capitalized and funded with the Company's excess operating cash flow and secured borrowings under the Company's $15 million bank line of credit, which were subsequently paid down with a portion of the proceeds from the Company's June 1996 initial public offering. At September 30, 1997, Marquise Financial has approximately $7.3 million in net finance receivables. During the first nine months of 1997, Marquise Financial originated or purchased approximately $4.7 million of fixed rate, secured loans. At September 30, 1997, Marquise had approximately $1.8 million in outstanding commitments of the fixed rate, secured loans. The Company anticipates that its existing cash balances, the bank line of credit, the sale of Marquise Financial's consumer loan finance receivables as market conditions may warrant from time to time and excess cash flow from its core installation operations will be sufficient to satisfy the Company's financing cash requirements in the foreseeable future.

     In December 1996 with an initial investment of approximately $450 thousand, the Company completed agreements with insurance companies with the effect of establishing a captive insurance company. At September 30, 1997, the investment in the captive insurance company has been increased to approximately $635 thousand. The primary objective of this captive insurance business is to provide the means for offering workers' compensation and general liability insurance coverage, solely for Company installations, to qualified installers as the Company seeks to maintain and expand its core complement of independent installers. Premiums are immediately collected through deductions to payments to installers; and the excess cash balances, after administrative expenses, are invested, pursuant to agreement, with the insurance companies. Losses are comprised of actual claims paid, reserves for open claims and allowances for incurred but not reported claims. The Company maintains individual and aggregate stop-loss reinsurance coverage at levels deemed to be adequate by management of the Company. Premiums collected in the first nine months 1997 were approximately $525 thousand.

     In June 1996, the Company issued 2,824,950 shares of Common Stock (including underwriters' over-allotment option) at $13 per share in its initial public offering. Proceeds from the offering, net of underwriting commissions and related expenses totaling $3.7 million, were $33.1 million. A portion of the offering proceeds was used to pay a $8.6 million special dividend to pre-offering stockholders, repay all borrowings aggregating $11.9 million under the bank line of credit (used to finance Marquise Financial receivables) and repay $3.2 million of notes to senior managers related to the September 1994 stock repurchase. From its inception in June 1993, the Company has generated cash flow from operations of approximately $21.4 million. The Company used $12.5 million of cash in connection with the repurchase of 40.2% of its Common Stock in September 1994, $6.1 million for capital expenditures and $5.0 million for the initial funding of Marquise Financial's consumer financing activities. At September 30, 1997, the Company had approximately $20.6 million in cash and cash equivalents and trade receivables and net working capital of $17.0 million. At September 30, 1997, the Company had available $15 million in bank line of credit and $1.2 million total debt to management stockholders. At September 30, 1997, the Company had no amounts outstanding under its bank line of credit.

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

          (27)      Financial Data Schedule.

     (b)  No reports on Form 8-K were filed during the quarter.



                                   Signatures


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                DIAMOND HOME SERVICES, INC.




                                                 /S/ Richard G. Reece
Date:  November 12, 1997                     By:_________________________
                                                 Richard G. Reece
                                                 Vice President and
                                                 Chief Financial Officer
                                                 (For the Registrant and as
                                                 Principal Financial Officer)