Form 10-K
period 1997-12-31
DIAMOND HOME SERVICES INC
filed 1998-03-31
CIK 1012442

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

                                    FORM 10-K
(Mark One)

[X] Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 1997 or

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

The registrant estimates that the aggregate market value of the registrant's Common Stock held by non-affiliates on March 3, 1998 (based upon an estimate that 56.4% of the shares are so owned by non-affiliates and upon the average of the closing bid and asked prices for the Common Stock on the Nasdaq National Market on that date) was approximately $28,800,000. Determination of stock ownership by non-affiliates was made solely for the purpose of responding to this requirement and registrant is not bound by this determination for any other purpose.

As of March 3, 1998, 8,507,375 shares of the registrant's Common Stock were outstanding.

The following documents are incorporated into this Form 10-K by reference:
     Proxy Statement for Annual Meeting of Stockholders to be held on May 14, 1998 (Part III).


                                     PART I


ITEM 1.  BUSINESS

GENERAL

     The Company is one of the country's leading marketers and contractors of installed home improvement products, including roofing, gutters, doors and fencing. Through its subsidiary, Diamond Exteriors, Inc. ("Exteriors"), the Company markets its home improvement products and services directly to consumers primarily under the "Sears" name pursuant to a three-year non-exclusive license agreement with Sears, Roebuck and Co. ("Sears") which expires December 31, 1998. Sears has been in business for over 100 years and is a nationally recognized name in the installed home improvement industry. The Company is one of the largest, if not the largest, third-party licensees of Sears home improvement products and services. The Company currently markets its products directly to residential customers in 44 states through a combination of national and local advertising and its sales associates. The Company has approximately 70 sales offices located in major cities across the U.S. The Company installs its products through a network of qualified independent installers and purchases its products through local and regional independent distributors. Through its finance subsidiary, Marquise Financial Services, Inc. ("Marquise"), the Company provides financing to consumers of installed home improvement products and services. Marquise also buys pools of secured consumer receivables.

     The Company was incorporated in May 1993 to participate in the consolidation of the installed home improvement industry. Since commencement of the Company's operations in June 1993, the Company's net sales have increased to approximately $161.1 million for the year ended December 31, 1997.

PRODUCTS

     The following table sets forth the net sales and percentage of total net sales for each of the Company's major product lines.


                                                                        Years Ended December 31

                                          1995                            1996                           1997

                                  Net Sales   Percent of        Net Sales   Percent of         Net Sales   Percent of
                                                Total                         Total                          Total
                                                                                   (Dollars in Thousands)


 Roofing and Gutters. . .             $87,060      69.7%          $102,818      65.5%          $102,228         63.5%

 Fencing. . . . . . . . . . .          17,933      14.4             26,324      16.7             26,766          16.6

 Garage, Entry and                     19,855      15.9             23,717      15.1             29,154          18.1
   Security Doors, and
 Other

 Fee and Finance Income                     -        -               4,209       2.7              2,961           1.8


      Total. . . . . . . . . .       $124,848    100.0%           $157,068     100.0%                          100.0%
                                                                                           $161,109



     The Company purchases all of its products directly from independent distributors and/or manufacturers. All products sold by the Company under the license agreement must be pre-approved by Sears.

     Set forth below is a brief description of the products offered by the
Company:

 Roofing and Gutters. The Company sells and installs most types of roofing products, including asphalt, fiberglass, laminate, and 3-tab shingles, clay and concrete tile and metal. The Company also sells and installs a premium shingle which is manufactured by Globe Building Materials, Inc. ("Globe"), the Company's largest stockholder. The Company does not sell, install or tear-off asbestos roofing. The Company installs all types of residential roofs from flat roofs to roofs with pitched complex structures. The average price for a roof installed by the Company is approximately $4,800. The Company also sells and installs aluminum and steel gutters. The average price of installed gutters is approximately $1,350. The Company repairs roofs as a Sears authorized contractor and provides warranty service on Sears's behalf for exterior home products sold, furnished and installed by Sears prior to Sears's exit in December 1992 from the selling, furnishing and installing of roofing products. Pursuant to the Sears license agreement, the Company also sells and installs soffit/fascia and siding for dormers and gable ends and repairs chimneys in connection with its roofing installations.

     The Company, on a limited test basis, also sells and installs, under the "Diamond Exteriors" name, most types of light commercial roofing products, which are similar to residential roofing products, including a wide variety of shingles and various types of low slope roll roofing products. The average price for a light commercial roof installation is approximately $15,000. Typically, a light commercial roofing installation involves roofs of less than 13,000 square feet, such as fast food restaurants, convenience stores and small, single-unit buildings. The light commercial roofing products and services are not marketed or sold pursuant to the Sears license agreement.

 Fencing. The Company sells and installs a variety of fencing products including galvanized, steel and aluminized chain link fences, vinyl and powder coated steel fabric fences with matching color frameworks, wood fences in a variety of styles, and PVC fences. The Company also sells a chain link fence which features an extra-strong ribbed design and rust protection. The average price of an installed fence is approximately $2,500. (See "Recent Developments" below.)

 Garage Doors. The Company sells and installs a complete line of wood and steel garage doors. The average price of an installed garage door, including custom-made garage doors, is approximately $1,400. The Company sells a proprietary, high quality insulated and non-insulated steel garage door. In connection with the sales of garage doors, the Company also sells and installs the Sears Craftsman brand garage door openers. In certain limited markets, the Company repairs garage doors as a Sears authorized contractor.

 Entry and Security Doors. The Company sells and installs exterior entry doors and security storm doors. The Company offers a variety of pre-finished energy-efficient steel, wood and fiberglass entry doors in a wide assortment of colors and styles. The average price of an installed entry door is approximately $1,600. The Company also offers steel-frame security storm doors which provide energy efficiency and security. The average price for a fully installed security storm door is approximately $1,100. In addition, the Company sells patio and storm doors.

 Fee and Finance Income. In 1997, the Company generated fee and finance income from two sources. Credit participation fee income, primarily from Sears and its affiliates on installed sales financed by Sears and its affiliates, totalled approximately $1.9 million in 1997. Finance interest income on receivables financed by Marquise totalled approximately $1.1 million in 1997.

 Other. The Company sells and installs skylights, insulation and a complete line of exterior home improvement products for mobile homes, such as siding, windows, doors and roofing. In 1997 the Company terminated its testing of a heating, ventilation, and air conditioning ("HVAC") sales and installation business and liquidated the assets of its wholly-owned subsidiary Solitaire Heating and Cooling, Inc., which provided cleaning, repair and replacement products and services to the HVAC market.


NATIONAL MARKETING AND SALES LEAD GENERATION

     The Company's principal marketing activities are conducted by participation in Sears's national preprints. In 1995, 1996, and 1997, approximately 44%, 39%, and 59%, respectively, of the Company's marketing expense was related to Sears preprints. Prior to the beginning of each year, the Company is required to commit to the amount of advertising space that it intends to purchase from Sears for the upcoming year. The Company believes that Sears national advertising campaigns enable the Company to cost-effectively market its products. In addition, the Company advertises in the yellow pages, in local newspapers, and, to a lesser extent, on radio and television. To improve the efficiency of its promotional activities, the Company monitors responses with internally developed computer software to determine which groups of homeowners produce the highest percentages of scheduled appointments and sales and to compile information such as the average sale price per sales lead for each type of advertising media. The Company's analysis of this information provides the basis for the ongoing refinement of its advertising program.

     The Company's advertisements with Sears display a toll free number for a potential customer to call. Currently, all calls from potential customers responding to Sears advertisements, representing approximately 40% of the total calls received by the Company, go through a Sears call center which is operated 24 hours a day. Calls relating to the Company's products are transferred to HI, Inc. ("HI"), a call center staffed 24 hours a day and an affiliate of Mr. Clegg, Chairman of the Board, Chief Executive Officer and President of the Company. HI (which does business under the name "KanTel") verifies the products the customer is interested in, schedules an appointment (except in the case of repairs) and transmits the sales lead, via facsimile or computer, to the appropriate sales office. The local sales office schedules appointments for repairs.

SALES

     Potential customers who contact the Company are scheduled for an in-home presentation from a sales associate, generally within two to five days of the initial contact. Appointment schedules are transmitted by facsimile or computer from the call center to the various sales offices two to three times per day. Each sales associate typically has two to three appointments each day and is required to report the results of each appointment on a daily basis. Such data provide the basis for the computer-generated management information upon which the Company evaluates each sales associate's performance in such areas as sales as percentage of appointments, cancellation rate, average dollar amount of sales, job profitability and amount of commissions earned.

     Upon being assigned a qualified sales lead, one of the Company's sales associates will make an in-home presentation explaining the Company's products and services to the potential customer with the assistance of brochures, product samples, and videos. During the in-home presentation, the sales associate will also determine the specifications of the home improvement project and provide a written price estimate for the work to be performed. The Company follows a policy of requiring no money down from customers with approved credit, with payment to be made only upon completion of the job and the receipt of a written statement from the customer confirming satisfaction.

     The Company employs an incentive-based compensation program coupled with employee benefit programs, including health insurance coverage, for its sales associates. Sales associates receive a percentage of the revenue generated by a sale, with the percentage varying depending upon the type and gross profit of product sold. In addition, in the event of improper estimating or other errors which lead to a reduced gross profit on an installation, the sales associate's commission is reduced by a portion of the reduced gross profit. Sales managers are paid a minimum base salary, with incentives based on both monthly sales and the profits for their sales offices. The Company is testing alternative forms of compensation for sales associates.

     The Company places great importance on recruiting skilled, professional and motivated sales associates. The attraction and retention of qualified sales associates is critical to the Company's goal of continued sales growth. The Company attracts sales associates by general advertising and referrals. The Company believes it is reducing the incidence of sales associate turnover.

     The Company currently has approximately 70 sales offices. The manager of each sales office reports to a district manager. Each sales office is typically staffed with a sales manager, an installation manager and a customer service project coordinator. The sales manager is responsible for assigning sales leads to the sales associates. The sales manager is responsible for recruiting and training sales associates and monitoring performance, including closing ratio performance with a view to assuring maximum productivity for each lead. The installation manager is responsible for scheduling and retaining independent installers for particular jobs and recruiting and certifying independent installers. The customer service project coordinator manages the job through completion and deals with matters related to customer satisfaction.

INDEPENDENT INSTALLERS

     The Company retains independent installers to perform all of its installations. Prior to retention, the Company generally pre-screens each contractor's background and works to ensure that the contractor meets the Company's quality and safety standards. Each of the Company's sales offices generally enters into annual arrangements with multiple independent installers setting forth the compensation structure for the independent installer for a specified type and scope of installation. Independent installers engaged by the Company employ their own workers and are required to maintain their own vehicles, equipment, insurance and licenses. The Company's policy requires that its independent installers satisfy the Company's workers' compensation, general liability and automotive insurance requirements. In certain circumstances, independent installers have not carried or renewed their workers' compensation and general liability insurance. To the extent that independent installers do not carry the required insurance, the Company could incur ultimate liability for any injury or damage claims. The Company has implemented a captive insurance program to address this situation. The Company has approximately 1600 independent installers (i.e., independent installers who have worked in the past sixty days for the Company). Many independent installers operate multiple installation crews. Each independent installer provides the Company with a one to two year warranty for its work which, in the case of roofing, is significantly shorter in duration than the labor warranty provided by the Company to its roofing customers.

CUSTOMER FINANCING

     The average sales price charged by the Company for its products and services ranges between approximately $1,100 and $4,800. During fiscal 1997, approximately 88% of the Company's sales were financed, and, of the sales which were financed, approximately 85% were financed through Sears and third party finance companies, including Sears affiliates. A sales associate is generally able to determine credit availability for a customer by calling one of the Company's finance resources during the in-home presentation. In the Company's credit arrangements with its third-party finance companies, the finance companies assume all credit risk and the Company receives, upon completion of the installation, the full or negotiated (in the case of non-prime credit) contract price. Because the Company's target market is a homeowner living in a single family home, its potential customers generally have a good credit rating. However, in the past the credit approval rate of Sears and its affiliates for the Company's customers has varied from time to time based on a variety of factors. The continued availability of affordable financing for potential customers is necessary for the Company to continue to sell its products.

     In November 1995, Marquise, the Company's finance subsidiary, commenced operations to provide an additional financing alternative for purchasers of the Company's products. The Company's customers had the option of financing their purchase through Sears, Marquise, or any other approved third-party financing source. Unlike financing through third-party finance companies, the Company bears the credit risk on all financing provided by Marquise.

     During the first year of its operation, Marquise only provided unsecured financing. During the fourth quarter of 1996, Marquise ceased providing unsecured financing and introduced a new finance product - a fixed rate, fixed-term, retail installment product secured by non-commercial real estate - available to all creditworthy customers that cannot obtain unsecured financing. If the customer applies for this type of secured financing through Marquise, it typically takes approximately one business day to determine if a conditional approval will be provided and approximately two weeks to complete the processing of loan documents and to get the loan documents signed. The Company may resume the provision of unsecured financing in 1998. At December 31, 1997, Marquise had approximately $8.8 million in net consumer finance receivables, including approximately $5.6 million in fixed rate, secured loans. At December 31, 1997, Marquise had reserved approximately $600,000 for uncollectible finance receivables.

WARRANTY

     The Company provides each customer with a warranty on product and labor. Depending on the type of product installed, the product and labor warranties provided by the Company to the customer vary generally from two to 10 years. In addition, the manufacturer provides a warranty to the customer on the product. Generally, the product warranty provided by manufacturers is commensurate as to scope and is typically longer as to duration than the warranty that the Company provides to its customers. However, certain manufacturers' product warranties often provide a declining amount of coverage over time, while the Company's warranty coverage does not decline during the warranty period. In the case of roofing, the labor warranty that the Company receives from its independent installers (generally one to two years) is significantly shorter in duration than that provided by the Company to its customers. In all cases, the Company is primarily liable to the customer to fulfill all warranty obligations, regardless of whether a manufacturer or independent installer performs its warranty obligations. In addition, pursuant to the license agreement with Sears (i) Sears has the right to settle, at the Company's expense and without the Company's consent, any customer complaints, (ii) the Company has agreed to and supports Sears policy of "Satisfaction Guaranteed or Your Money Back" as it relates to customer complaints and adjustments and (iii) the Company's customers are third-party beneficiaries of the product and labor warranty given by the Company to Sears with respect to each installation. The Company attempts to limit its potential warranty exposure by pre-screening and certifying independent installers, by emphasizing workmanship and customer service, by using quality, warranted products produced by nationally known manufacturers, by inspecting a portion of all installations and by requiring installers to indemnify the Company for claims of defective installation (which indemnity is secured by a cash collateral account deposited by each installer).

     To secure the performance of the independent installers under their warranties, the Company requires most independent installers to deposit with the Company between 1% and 2% of the payment such independent installers receive for each completed installation, up to an aggregate maximum agreed-upon amount, which amount is held in reserve by the Company. These retentions are used to secure performance by an independent installer of any labor warranty claims. Although the amounts retained may not be sufficient to cover all labor warranty costs, the Company believes that such retentions provide sufficient incentive to the independent installer to perform the installation or needed repair in accordance with the Company's high quality standards. The Company accrues a reserve for warranty claims, which ranges from 1.5% to 2% of net sales.

PURCHASING

     The Company purchases roofing materials, gutters, doors, fencing and related products primarily from a variety of local, regional, and national independent distributors and/or manufacturers. Each independent distributor provides a variety of services to the Company, including the maintenance of adequate inventories to support the Company's prompt need for materials, the delivery of requisite materials to each job site, and the provision of extended payment terms for the products purchased. Some manufacturers also back the Company's warranty under specified circumstances. Through the use of independent distributors, the Company avoids the costs associated with maintaining an inventory, with operating distribution centers, and with delivering materials to job sites. In many cases, the payment terms extended by the Company's suppliers permit the Company to collect payment for an installation prior to payment by the Company of the associated product costs. The independent distributors benefit from their relationships with the Company due to the consistent volume of purchases by the Company and the resultant increased inventory turnover and the limited credit risk posed by the Company.

     In 1995, 1996, and 1997, approximately 20%, 23%, and 24%, respectively, of the Company's roofing material purchases were supplied by ABC Supply Co., Inc., an independent distributor having facilities in multiple locations. The Company believes that other distribution companies would be able to offer comparable services and pricing to the Company. Approximately 16%, 8%, and 8% in dollar volume of all roofing products purchased by the Company during 1995, 1996, and 1997, respectively, were manufactured by Globe, the Company's largest stockholder.

SEARS LICENSE AGREEMENT

     Currently, the Company conducts primarily all of its direct marketing and installation activities under a license agreement between Exteriors and Sears. Exteriors entered into a three-year license agreement with Sears effective January 1, 1996. The license agreement authorizes the Company to sell, furnish and install roofing, gutters, doors, fences, and certain other products under the "Sears" name as a Sears authorized contractor to residential customers in 44 states. During the term of the license agreement, Exteriors may not sell, furnish or install similar products to consumers under any other retailer's name without Sears's consent. The license agreement expires December 31, 1998 but, under certain circumstances, may be extended for a wind down period of up to six months. After the first two years of its term, the license agreement may be terminated prior to expiration by either party without cause so long as such party has provided 12-months' written notice prior to the termination date. The license agreement also provides for immediate termination by Sears for various reasons, including failure to comply with any material provision of the license agreement; allegations that the approved products infringe a third party's patent, trademark or copyright or that they are being sold in violation of law; Exteriors's failure to have merchantable, conforming products ready for delivery and installation at the time specified; or receipt by Sears, in its opinion, of an excessive number of complaints regarding Exteriors and Exteriors's failure to timely provide Sears with adequate assurances, as determined by Sears, that issues involving such complaints have been resolved to Sears's satisfaction. In addition, Sears has the right, at any time, upon 12 months' notice to Exteriors to discontinue Exteriors's right to sell, furnish and install certain products in certain markets under the "Sears" name if the sales volume or if scores relative to the Sears "Quality Every Day!" standards or "Service Quality Index," as defined in the license agreement, for such products or services fall below the standards contained in the license agreement.

     The license agreement is not exclusive by its terms; however, historically, Sears has not licensed the same home improvement products to multiple licensees within the same market. The Company believes Sears does not grant licenses to more than one licensee in a market because Sears wishes to avoid confusion among the customers with respect to pricing and other factors; provided, however, there can be no assurance that Sears will continue to limit its licenses. The license agreement may not be assigned by Exteriors to a third party other than an affiliate without Sears's consent.

     The license agreement provides for Exteriors to pay Sears a license fee based on Exteriors's gross sales for products licensed under the license agreement. The license fee is a fixed percentage of such sales for certain products. The license agreement provides for an additional fee of 1% of gross sales for each sale made pursuant to a customer referral from a Sears retail store associate.

     The license agreement imposes quality standards which must be maintained by Exteriors as to the products and the services it offers. Prior to any new product introduction, each product sold under the license agreement with Sears must be approved by Sears. In addition, all marketing materials employing the "Sears" name are subject to the prior approval of Sears. The license agreement grants Sears certain rights regarding customer information generated by Exteriors during the term of the license agreement, as well as regarding telephone numbers used by Exteriors in connection with its operations under the license agreement and limits the rights of Exteriors in such customer information or goodwill. Exteriors cannot use such information other than in connection with the license agreement. The license agreement also provides Sears the right to settle, at Exteriors's expense and without Exteriors's consent, any customer complaints. The Company is not aware of any material claims made against Sears by customers of Exteriors which Exteriors has not directly resolved or is in the process of resolving with the customer, but no assurances can be given that Sears will not do so in the future with respect to the Company's customers. The Company has agreed to and supports Sears's policy of "Satisfaction Guaranteed or Your Money Back." The license agreement also provides that the customers are third-party beneficiaries of the one-year product and labor warranty from the Company to Sears with respect to each installation.

     The license agreement provides for the payment of a credit participation fee as long as Sears is given a right of first refusal with respect to a minimum of 75% of the total dollar volume of applications for credit received by the Company in connection with sales made pursuant to the license agreement. If Sears declines any credit application, such application is referred to the Company and the Company, at its discretion, can provide credit to the applicant or seek a third party to provide credit. Beginning in 1996, the Company received from Sears and its affiliates a participation fee equal to approximately 1.6% of sales financed through Sears and its affiliates. The participation fees are payable by Sears and its affiliates over a ten-year period, with 71% of the total participation fee to be paid in the first three years following each installation financed through Sears and its affiliates. The Company's right to receive the participation fee is subject to termination under certain circumstances.

     The Company believes that it has a good relationship with Sears and that it is one of Sears's largest third-party home improvement product licensees measured by number of installations, gross sales, license fees paid to Sears and the number of sales offices and markets served. In 1995, 1996, and 1997, the Company incurred license fees to Sears in the aggregate amount of approximately $13.0 million, $16.4 million, and $16.9 million, respectively. In addition, Sears and its affiliates have financed in excess of $450 million of the Company's sales since the Company's inception. In the event that Sears were to terminate or fail to renew the license agreement, the Company believes that, through its established sales and installation system, its products and services could be marketed, installed and financed by the Company independently or under the name of an alternative retail licensor. However, termination of the license agreement or certain rights thereunder, the failure of Sears to renew the license agreement with the Company on its current terms, an increase in the rates of the license fee paid by the Company to Sears, the addition of other Sears licensees marketing the Company's products in the Company's markets, Sears's exercise of its right to discontinue the Company's license in any market or for any product or a decline in Sears's reputation or an increase in adverse publicity about Sears could have a material adverse effect on net sales and profitability of the Company. The Company is not owned or controlled by, or under common control with, Sears. Neither Sears nor any of its affiliates assumes any responsibility with respect to the accuracy of any information set forth herein.

SEASONALITY AND BACKLOG

     The Company's results of operations may fluctuate from year to year or quarter to quarter due to a variety of factors. The Company expects lower levels of sales and profitability during the period from mid-November through mid-March, impacting the first and fourth quarter of each fiscal year. The Company believes that this seasonality is caused by winter weather in certain of the Company's markets located in the northeastern and north central U.S. and by rainy weather, each of which limits the Company's ability to install exterior home improvement products. Backlog, defined as jobs sold but not installed, decreased approximately $3.9 million, from approximately $14.8 million at December 31, 1996, to approximately $10.9 million at December 31, 1997.

COMPETITION

     The industry in which the Company competes is large, fragmented and competitive. The Company believes that it is one of the largest companies in the U.S. engaged in the sale and installation of exterior home improvement products. The Company competes for sales with numerous local and regional home improvement installers and independent installers in each of its markets, some of which also serve as independent installers for the Company. The Company also competes against major retailers and manufacturers which may license and/or market and arrange for the installation of products similar to the Company's, including Home Depot, Inc., Builders Square, and GAF. To date, none of the retailer- or manufacturer-sponsored programs has provided significant competition to the Company. However, there can be no assurance that this absence of competition will continue. Certain of these competitors are significantly larger and have greater financial resources than the Company. In addition, these major retailers or manufacturers each has a nationwide chain of retail stores or access to outlets, which provides them the opportunity to offer products and services similar to the Company's directly to their customers. The Company competes on the basis of price, Sears name recognition and reputation, customer service reputation, workmanship and the ability of the Company and the manufacturer to fulfill their warranty obligations. Because the Company's focus is on providing additional value to its customers through warranty protection, insurance coverage, proprietary products and superior customer service, the Company typically offers and sells its products and services at prices that may be significantly higher than those of most of its competitors.

GOVERNMENT REGULATIONS

     The Company's business and the activities of its independent installers are subject to various federal, state and local laws, regulations and ordinances relating to, among other things, in-home sales, consumer financing, advertising, the licensing of home improvement independent installers, OSHA standards, environmental laws and regulations relating to the disposal of demolition debris and other solid wastes, and building and zoning regulations. In certain jurisdictions, the Company or one of its employees is required to be licensed as a contractor. In addition, certain jurisdictions require the Company or the independent installer to obtain a building permit for each installation. The Company is also subject to certain federal, state and local laws and regulations which, among other things, regulate the Company's advertising, warranties and disclosures to customers. Compliance with federal, state and local provisions that have been enacted or adopted regulating the discharge of materials into the environment, or otherwise relating to the protection of the environment, is not expected to have a material effect upon the capital expenditures, earnings and competitive position of the Company and its subsidiaries.

     Marquise's operations are subject to supervision by state authorities (typically state banking, consumer credit or insurance authorities) that generally require that the Company be licensed to conduct its business and that impose examination, reporting, and other regulatory requirements. In many states, issuance of licenses is dependent upon a finding of public convenience, and of financial responsibility, character and fitness of the applicant. Licenses are revocable for cause.

     In addition, the financing activities of the Company and its subsidiaries are subject to the Federal Consumer Credit Protection Act ("FCCPA"), which is comprised of various federal statutes governing the consumer finance industry. Included within the FCCPA are, among other federal statutes, the Truth in Lending Act, the Fair Credit Reporting Act, the Equal Credit Opportunity Act and the Fair Debt Collection Practices Act. The Truth in Lending Act requires a written statement showing the annual percentage rate of finance charges and requires that other information be presented to debtors when consumer credit contracts are executed. The Fair Credit Reporting Act requires certain disclosures to applicants for credit concerning information that is used as a basis for denial of credit. The Equal Credit Opportunity Act prohibits discrimination against applicants with respect to any aspect of a credit transaction on the basis of sex, marital status, race, color, religion, national origin, age, derivation of income from a public assistance program, or the good faith exercise of a right under the FCCPA. In addition, the Fair Debt Collections Practices Act proscribes various debt collection practices which it deems unfair, harassing or deceptive. Moreover, certain states may require Exteriors or Marquise to make additional disclosures to consumers (such as identifying installers and suppliers) and to take other actions (such as giving waiting periods that exceed federal requirements) when consumer credit contracts are executed.

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

EMPLOYEES AND INDEPENDENT INSTALLERS

     At December 31, 1997, the Company employed approximately 1,200 persons, including approximately 650 sales associates and approximately 200 part-time employees. In addition, the Company has relationships (i.e., independent installers who have performed an installation for the Company in the last sixty days) with approximately 1,600 independent installers which perform installation services. Many of the Company's independent installers operate multiple installation crews. The Company considers its relations with its employees and independent installers to be satisfactory.

RECENT DEVELOPMENTS

     On March 6, 1998, the Company announced an agreement to acquire all the stock of Reeves Southeastern Corporation ("Reeves") for approximately $42 million in cash and notes. Reeves is a national manufacturer and distributor of fencing and perimeter security products. The consummation of the transaction is subject to various closing conditions.

EXECUTIVE OFFICERS AND OTHER KEY EMPLOYEES OF THE REGISTRANT

     As of March 16, 1998, the executive officers and other key employees of the Company were as follows:

   NAME            AGE          POSITION

EXECUTIVE OFFICERS:

C. Stephen Clegg      47  Chairman of the Board, Chief Executive Officer and
                          President
Jerome E. Cooper      57  Vice President - Installations
James M. Gillespie    58  Vice President - Business Development and a Director
Ronald D. Greene      43  Vice President - National Sales
Eugene J. O'Hern, Jr. 54  Controller
Richard G. Reece      49  Vice President, Chief Financial Officer and Treasurer
Joseph U. Schorer     44  Vice President, General Counsel and Secretary

OTHER KEY EMPLOYEES:

Stuart M. Davidson     35   Vice President - MIS
Thomas A. Jackson      43   Vice President - Exteriors
David T. Jones         48   Vice President - Exteriors
Marvin Lerman          55   Vice President - Purchasing
Ian F. Ostergaard      49   Vice President - Human Resources
Ann Crowley Patterson  38   Vice President
S. Austin Sawyer       64   President - Marquise
Kenneth H. Smith       55   Vice President - Marketing
R.Q. Whitmire          48   Vice President - Exteriors

     MR. C. STEPHEN CLEGG has been a director of the Company since September 1993 and has served as the Company's Chairman of the Board and Chief Executive Officer since February 1996 and President since April 1996. From April 1989 to the present, Mr. Clegg has served as Chairman of the Board, Chief Executive Officer and controlling stockholder of Globe, a manufacturer of home building products, including roofing shingles and related roofing products. Globe is the Company's largest stockholder. Mr. Clegg has served as the Chairman of the Board and Chief Executive Officer of Mid-West Spring Manufacturing Company, a company which manufactures specialty springs, wire forms and metal stamping products ("Mid-West Spring"), and its predecessors since April 1993 and has served as a director since 1991. Since April 1994, Mr. Clegg has also served as the Chairman of the Board, Chief Executive Officer and controlling stockholder of Catalog Holdings, Inc. ("Catalog"). Catalog is the parent company of HI, which receives fees from the Company for providing call center services, for processing sales leads, and for other services. HI owns a majority of the common stock of The Handy Craftsmen, Inc. ("Handy Craftsmen"). Mr. Clegg is also a controlling shareholder of Alexander & Walsh, Inc., which provides advertising and other marketing services to the Company. Mr. Clegg is president of Clegg Industries, Inc., a private investment firm which he founded in September 1988. Mr. Clegg devotes and intends to devote a majority of his time to the Company. Prior to founding Clegg Industries, Inc., he was a managing director of AEA Investors, Inc., a private investment firm. Mr. Clegg is currently a director of two other public companies, Birmingham Steel Corporation, a steel production company, and Ravens Metal Products, Inc., a manufacturer of aluminum products.

     MR. JEROME E. COOPER has been Vice President - Installations for the Company since February 1997. From April 1996 until February 1997, he was Vice President - Central Region of the Company. He was President - Central Region of the Company from May 1995 to April 1996 and was Central Region Manager from February 1994 to May 1995. Prior to joining the Company, Mr. Cooper held various retail management positions with Sears from 1963 to 1991 and was regional business manager of installed home improvements at Sears from 1991 to May 1993.

     MR. JAMES M. ("MILT") GILLESPIE has been a director of the Company since May 1995 and in January 1997, he was appointed Vice President - Business Development for the Company. From April 1996 until January 1997, Mr. Gillespie was Vice President - Southeastern Region of the Company. He was President - Southeastern Region of the Company from May 1995 to April 1996, had been Southeastern Region Manager from February 1994 to May 1995 and was a director of the Company from September 1993 to September 1994. Prior to joining the Company, Mr. Gillespie held various retail management positions with Sears from 1962 to 1989 and was a regional business manager of installed home improvements at Sears from 1989 to May 1993.

     MR. RONALD D. GREENE, Vice President - National Sales, joined the Company in January 1998. From 1990 until he joined the Company, Mr. Greene was Executive Vice President of Sales for American Magnetite, Inc., a privately held corporation and Sears licensee in the installed home improvement industry.
Prior to 1990, Mr. Greene was an officer of Amre, Inc., a marketer and installer in the home improvement industry.

     MR. EUGENE J. O'HERN, JR., has been controller of the Company since July 1996. From July 1993 through June 1996, Mr. O'Hern was the controller at Briskin Manufacturing Company, a manufacturer of automobile and industrial components. From January 1991 through June 1993, Mr. O'Hern was director of finance for the Cinch Connector Division of L.C.S., Inc., a manufacturer and distributor of electrical connectors.

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

     MR. JOSEPH U. SCHORER has served as Vice President, General Counsel and Secretary of the Company and its subsidiaries, of Globe, of Mid-West Spring and of Catalog since March 1997. Mr. Schorer devotes and intends to devote a majority of his time to the Company. From January 1985 until he joined the Company, Mr. Schorer was a partner in the Chicago, Illinois office of Mayer, Brown & Platt, an international corporate law firm.

     MR. STUART M. DAVIDSON joined the Company in November 1996 as Vice President - MIS. Prior to joining the Company, he was employed for twelve years at HarperCollins Publishers in various information technology positions. For the last three years at HarperCollins Publishers, Mr. Davidson was Director of Information Systems with Scott Foresman, the educational publishing division of HarperCollins.

     MR. THOMAS A. JACKSON has been Regional Vice President of the East Region of the Company since January 1998. From January 1997 until January 1998 Mr. Jackson served as a Region Vice President of Sales and Installation for the Company and, from May 1993 until January 1997, Mr. Jackson was the Vice President of Sales of the eastern region of the Company. Prior to joining the Company, from 1976 until 1989, Mr. Jackson held various retail management positions with Sears and, from 1989 until May 1993, he was the regional product manager responsible for buying and marketing installed home improvements for Sears.

     MR. DAVID T. ("TIM") JONES has been Regional Vice President of the Southeast Region of the Company since January 1998. Mr. Jones joined the Company in May 1993 as Vice President - Field Operation for the southeast region. Prior to joining the Company, Mr. Jones held various retail management positions with Sears from 1971 until 1989 and served as a regional manager of the installed home improvements division of Sears from 1989 until May 1993.

     MR. MARVIN LERMAN has been Vice President - Purchasing of the Company since its formation in May 1993. Prior to joining the Company, Mr. Lerman held various management positions at Sears from 1963 to May 1993.

     MR. IAN F. OSTERGAARD, Vice President - Human Resources, joined the Company in December, 1997. From January, 1981, until he joined the Company, Mr. Ostergaard was employed by Citibank, FSB of Illinois. He held several positions at Citibank, FSB, the last one being Senior Vice President - Human Resources, from April, 1992, until December, 1997.

     MS. ANN CROWLEY PATTERSON has served as Vice President of the Company since April 1996. From 1993 until March 1997, Ms. Patterson also served as the Vice President, General Counsel and Secretary of the Company, Globe, and Mid-West Spring and as the Vice President and Secretary of Catalog. Ms. Patterson was associated with Jones, Day, Reavis & Pogue in New York, New York and Chicago, Illinois from February 1989 to November 1993.

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

     MR. KENNETH H. SMITH joined the Company as Vice President - Marketing in February 1997. Prior to joining the Company, Mr. Smith served for eighteen years in various marketing, product development, and quality/customer support positions at S.C. Johnson & Sons, Inc., a global marketer of various home and commercial packaged goods products.

     MR. R.Q. WHITMIRE has served as Regional Vice President of Sales and Installations for the central region of the Company from May 1995 until January 1998. In January 1998 he became Regional Vice President of the West Region of the Company, which combined the former central and west regions of the Company. From 1993 until May 1995 he served in various management positions in the Company. Prior to joining the Company in 1993, Mr. Whitmire was employed with Sears for 23 years at various retail management positions. His last position with Sears was district sales manager for Home Improvements from 1988 through 1993.


ITEM 2.  PROPERTIES

     The Company's principal executive and administrative office is currently located in approximately 23,000 square feet of office and warehouse space in Woodstock, Illinois pursuant to a lease agreement which expires December 31, 2001. As of December 31, 1997, the Company leased approximately 70 sales/installation offices. These offices occupy between 200 and 3,000 square feet (with an average of approximately 1,600 square feet) and typically have lease terms ranging from one to three years.


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

     On May 14, 1996, IECGF filed a purported derivative action on behalf of Globe and the Company against Mr. Clegg and Jacob Pollock, a director of both Globe and the Company, in the Court of Chancery of the State of Delaware (the "Delaware Suit"). The complaint, as amended, alleges, among other things, that Mr. Clegg breached his fiduciary duty to the Company by causing Catalog (in lieu of the Company) to acquire Handy Craftsmen. The complaint also challenges as excessive a $150,000 payment to Catalog for the purchase of warrants, sales leads and call center services. No other specific transactions relating to the Company's affairs are challenged in the complaint. The complaint also makes allegations against Mr. Clegg and Mr. Pollock which include breach of fiduciary duty as a result of alleged conflicts of interest related to certain transactions which have been consummated at Globe.

     The Company believes that the allegations respecting the Company in the Delaware Suit are without merit. Mr. Clegg and Mr. Pollock strongly deny the breaches alleged in the Delaware Suit.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.


                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS.

     Except as set forth below, the information required by this Item is set forth in the excerpts from the registrant's Annual Report to Stockholders for the fiscal year ended December 31, 1997, under the caption "Corporate Data," which information is included in Exhibit 13.1 and hereby incorporated herein by reference.

     Other than a special, one-time dividend of approximately $8.6 million paid to the Company's pre-initial public offering stockholders in June 1996, the Company has not declared or paid any cash dividends on its Common Stock since its formation. The Company does not expect to declare cash dividends and anticipates, for the foreseeable future, that earnings and cash resources will be used to finance the growth and development of its businesses. In addition, the Company's bank lines of credit place limitations, under certain conditions, on the payment of cash dividends.


ITEM 6.  SELECTED FINANCIAL DATA.

     The information required by this Item is set forth in excerpts from registrant's Annual Report to Stockholders for the fiscal year ended December 31, 1997, under the caption "Selected Financial Data," which information is included in Exhibit 13.1 and incorporated herein by reference.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     The information required by this Item is set forth in excerpts from registrant's Annual Report to Stockholders for the fiscal year ended December 31, 1997, under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations," which information is included in Exhibit
13.1 and incorporated herein by reference.

                ------------------------------------------------

                INFORMATION REGARDING FORWARD-LOOKING STATEMENTS

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

Limited Operating History

     The Company was incorporated in May 1993 by a group consisting primarily of a group of former Sears home improvement managers and Globe, and commenced operations on June 1, 1993, when it entered into a license agreement with Sears. Accordingly, the Company's operating history is brief and may not serve as an accurate indicator of the Company's future performance. Since its inception, the Company has experienced substantial growth in revenue, and in 1997 the Company's operating income decreased from 1996 levels. There can be no assurance that the Company's revenue growth and profitability will be sustained.


Dependence on Sears License

     Substantially all of the Company's revenues are derived from sales of products and services under a license agreement between Exteriors and Sears.
The license agreement is not exclusive by its terms; however, historically, Sears has not licensed the same home improvement products to multiple licensees within the same market. Notwithstanding the foregoing, there can be no assurance that Sears will not license the same home improvement products to other licensees within the Company's markets. As it has done in the past, the Company expects to negotiate and revise its license agreement on terms that meet the Company's three fundamental principles in dealing with Sears: (1) top-line growth, (2) quality, and (3) licensee profitability. Although in the past Sears has either renewed or extended the license agreement with the Company, there can be no assurance that the license agreement will be renewed or extended upon the license's scheduled expiration on December 31, 1998. Termination of the license agreement or certain rights thereunder, the failure of Sears to renew the license agreement with the Company on its current terms, an increase in the rates of the license fee paid by the Company to Sears, the addition of other Sears licensees marketing the Company's products in the Company's markets, Sears's exercise of its right to discontinue the Company's license in any market or for any product or a decline in Sears's reputation could have a material adverse effect on the net sales and profitability of the Company. In addition, in the event the license agreement is terminated or expires, the Company would need to find alternative methods to market its products. There can be no assurance that the alternative methods would be as cost-effective as advertising with Sears and, to the extent such methods are not as cost-effective, the Company's net sales and profitability could be adversely affected. (See also "Sears License Agreement" under Item 1.)

Warranty Exposure

     The Company provides each customer with a warranty on product and labor. Certain manufacturers' product warranties often provide a declining amount of coverage over time, while the Company's warranty coverage does not decline during the warranty period. The labor warranty that the Company receives from its independent roofing installers (generally one to two years) is significantly shorter in duration than that provided by the Company to its roofing customers. Due to the Company's limited operating history and the length of the warranties provided by the Company, there can be no assurance that the warranty reserve is adequate. In all cases, the Company is liable to the customer to fulfill all warranty obligations, regardless of whether a manufacturer or independent installer performs its warranty obligations. In addition, pursuant to the license agreement with Sears (i) Sears has the right to settle, at the Company's expense and without the Company's consent, any customer complaints, (ii) the Company has agreed to and supports Sears policy of "Satisfaction Guaranteed or Your Money Back" as it relates to customer complaints and adjustments and (iii) the Company's customers are third party beneficiaries of the product and labor warranty given by the Company to Sears with respect to each installation. To the extent the amount of money spent to reimburse Sears for customer complaint settlements or to satisfy customers under the "Satisfaction Guaranteed or Your Money Back" policy, together with any warranty claims settled by the Company materially exceeds the warranty reserve or if certain manufacturers or a significant number of independent installers are unable to fulfill their warranty obligations, the Company's results of operations could be materially adversely affected. (See also "Warranty" under Item 1).

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

     To the extent that the Company does not successfully hire and retain qualified sales associates or they are unable to achieve anticipated performance levels, the Company's ability to penetrate existing and new markets and, therefore, the Company's sales growth could be significantly delayed or adversely affected.

     The Company has experienced significant turnover with respect to its sales associates in the past, because, among other reasons, the Company's sales associates work on a commission-only basis and, in certain regions of the country, the business is seasonal. In 1997, approximately 39% of the sales associates generated approximately 65% of net installed sales. Increased turnover and/or loss of productive sales associates has a direct impact on net sales and profitability. The turnover of sales associates results in increased recruitment and training costs and a lower than desired conversion rate of sales leads to sales. To the extent that the turnover rate of sales associates continues or increases, or the Company loses a significant number of its most productive sales associates, the net sales and profitability of the Company could be adversely affected. (See also "Sales" under Item 1).

Dependence on Availability of Qualified Independent Installers

     The Company's success depends upon its ability to continue to hire independent installers possessing the technical skills, experience and financial stability necessary to meet the Company's quality standards and to satisfy the Company's insurance requirements. Because the Company provides up to a 10-year warranty for labor on certain products, hiring qualified independent installers who will perform the work in accordance with the Company's specifications and predetermined quality standards is extremely important. Most of the Company's independent installers also compete directly with the Company and the Company, to a lesser extent, competes with other home improvement companies for the services of independent installers. The Company only retains an independent installer at the time an installation is sold. As a result, no independent installer is obligated to work for the Company until the independent installer accepts an assignment. In the past, the Company has periodically had difficulty retaining a sufficient number of qualified independent installers, especially after periods of extreme weather in specific geographic areas due to increased demand. There can be no assurance that qualified independent installers will continue to be available to, or choose to work for, the Company in sufficient numbers to satisfy the Company's installation requirements. The Company's policy requires that its independent installers satisfy the Company's workers' compensation, general liability and automotive insurance requirements. In certain circumstances, independent installers have not carried or renewed their workers' compensation and general liability insurance. To the extent that independent installers do not carry the required insurance, the Company could incur ultimate liability for any injury or damage claims. (See also "Independent Installers" under Item 1.)

Interest Rate and Inflation Sensitivity

     The ability to finance purchases on an affordable basis, of which the interest rate charged is a significant component, is an important part of a customer's decision to purchase the Company's products. As interest rates increase, customers often pay higher monthly payments which may make the Company's products less affordable, and, as a result, the Company's net sales and profitability may decrease.

Dependence on Availability of Third Party Credit

     During 1997, approximately 88% of the Company's sales were financed, and, of the sales which were financed, approximately 85% were financed through Sears and third party finance companies, including Sears affiliates. Since the Company's inception, the credit approval rate of Sears and its affiliates for the Company's customers has varied from time to time based on a variety of factors. To the extent its customers are unable to obtain financing through Sears and its affiliates or other third party finance companies, the Company's results of operations could be adversely affected.

     Many of the Company's customers who finance their purchases through Marquise may be higher credit risks than the Company's other customers due to various factors, including, among other things, their employment status and previous credit history, the absence or limited extent of their prior credit history or their limited financial resources. Consistent with the Company's strategy, many customers who finance their purchases through Marquise have not met and may not meet the credit underwriting criteria of third party finance companies. Consequently, providing financing to these customers will likely involve a higher incidence of default and increased delinquency rates and will involve greater servicing costs. The Company currently bears the credit risk on the purchases financed through Marquise, unlike purchases financed through third party finance companies, such as Sears affiliates. Marquise currently maintains a bad debt reserve for expected losses. Due to Marquise's limited operating history and the Company's limited experience in consumer financing, there can be no assurance that the bad debt reserve is adequate. To the extent that losses materially exceed the bad debt reserve, the Company's results of operations could be materially adversely affected. There can be no assurance that the credit performance of its customers will be at the expected level, that Marquise's systems and controls will be adequate, that losses will be consistent with the expected bad debt experience or that the financing Marquise has obtained will be sufficient to support its expanded operations. (See also "Customer Financing" under Item 1.)

Dependence on Key Personnel

     The Company is currently dependent upon the ability and experience of its executive officers and there can be no assurance that the Company will be able to retain all of such officers. The loss of a group of executives within a short period of time could have a material adverse effect on the Company's operations. Certain of the Company's executive officers also hold executive positions and have responsibilities with Globe, certain of its affiliates and other companies and expect to continue in these positions. Mr. Clegg, the Company's Chairman of the Board, Chief Executive Officer and President, currently devotes and intends to devote a majority of his time to the management of the Company. The Company does not have employment agreements with its executive officers. The Company does not maintain key-man life insurance on any of its officers or key personnel.

Highly Competitive Market

     The industry in which the Company competes is large, fragmented and competitive. The Company competes for sales with numerous local home improvement installers and independent contractors in each of its markets, some of which also serve as independent installers for the Company. The Company also competes against major retailers or manufacturers which market and install products similar to the Company's. The Company expects that the market for its products and services will expand and, therefore, competition will increase in the future. There can be no assurance that the Company will remain competitive or that the Company will be able to maintain its current profitability. (See also "Competition" under Item 1.)

Seasonality; Quarterly Fluctuations

     The Company's results of operations may fluctuate from year to year or quarter to quarter due to a variety of factors. The Company expects lower levels of sales and profitability during the period from mid-November through mid-March, impacting the first and fourth quarter of each fiscal year. In addition, the demand for the Company's products and the Company's results of operations may be affected by the severity of the weather. (See also "Seasonality and Backlog" under Item 1.)

Compliance with Government Regulations

     The Company's business and the activities of its independent installers are subject to various federal, state and local laws, regulations and ordinances relating to, among other things, in-home sales, consumer financing, advertising, the licensing of home improvement independent contractors, OSHA standards, environmental laws and regulations relating to the disposal of demolition debris and other solid wastes, and building and zoning regulations. In certain jurisdictions, the Company or one of its employees is required to be licensed as a contractor. In addition, certain jurisdictions require the Company or the independent installer to obtain a building permit for each installation. In addition, such laws and regulations, may, among other things, regulate the Company's advertising, warranties and disclosures to customers. Building codes, licensing requirements and safety laws vary from state to state and, in certain circumstances, limit the availability and supply of independent installers and impose additional costs on the Company in complying with such laws. Although the Company believes that it has been and is currently in compliance in all material respects with such laws and regulations, there can be no assurance that in the future the Company's results of operations will not be materially adversely affected by existing or new laws or regulations applicable to the Company's business.

     Marquise is subject to numerous federal and state consumer protection laws and regulations which may vary from jurisdiction to jurisdiction and which, among other things, require the Company to: (i) obtain and maintain certain licenses and qualifications; (ii) limit the interest rates, fees and other charges the Company is allowed to charge; and (iii) limit or prescribe certain other terms of the Company's credit applications and contracts. Moreover, individual states may require Exteriors or Marquise to make certain disclosures to consumers when consumer credit contracts are executed. Although the Company believes that Marquise has been and is currently in compliance in all material respects with such laws and regulations, there can be no assurance that in the future a change in existing laws or regulations or the creation of new laws and regulations applicable to Marquise's business will not have an adverse effect on the Company's ability to provide customer financing of its products or on the profitability of such activities. (See also "Government Regulations" under Item 1.)

Reeves Southeastern Corporation

     On March 6, 1998, the Company announced an agreement to acquire all the stock of Reeves for approximately $42 million in cash and notes. Reeves is a national manufacturer and distributor of fencing and perimeter security products. The tentative structure of the acquisition contemplates a purchase price of approximately $34 million in cash and short-term notes in addition to long-term notes of indeterminable value of up to $8 million. Consummation of the transaction is subject to a variety of closing conditions. Management anticipates the acquisition to close by the end of April 1998. The failure to integrate Reeves's operations successfully might have a material adverse effect on the Company's performance.

Year 2000

     The Year 2000 date change issue is believed to affect virtually all companies and organizations. If not corrected, many long term applications could fail or create erroneous results by or at Year 2000. The Company is undertaking an investigation to determine if the Company's computer systems, the Company's products, and the computer systems of Sears and the Company's vendors, installers, and creditors (as they relate to the Company) are Year 2000 compliant. The failure of any of the foregoing matters to be Year 2000 compliant might materially adversely affect the Company. (See also "Management's Discussion and Analysis of Financial Condition and Results of Operations" set forth in excerpts from registrant's Annual Report to Stockholders for the fiscal year ended December 31, 1997, included in Exhibit
13.1 and incorporated herein by reference.)

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The information required by this Item is set forth in excerpts from registrant's Annual Report to Stockholders for the fiscal year ended December 31, 1997, under the captions "Consolidated Balance Sheets," "Consolidated Statements of Operations," "Consolidated Statements of Changes in Common Stockholders' Equity," "Consolidated Statements of Cash Flows" and "Notes to Consolidated Financial Statements," which information is included in Exhibit
13.1 and incorporated herein by reference.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         None.


                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     a.   Directors of the Company

          The information required by this Item is set forth in registrant's Proxy Statement for the Annual Meeting of Stockholders to be held on May 14, 1998, under the captions "Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance," which information is hereby incorporated herein by reference.

     b.   Executive officers of the Company

          Reference is made to "Executive Officers and Other Key Employees of the Registrant" in Part I.


ITEM 11.  EXECUTIVE COMPENSATION

     The information required by this Item is set forth in registrant's Proxy Statement for the Annual Meeting of Stockholders to be held on May 14, 1998, under the captions "Executive Compensation," "Compensation Committee Report on Executive Compensation," "Compensation Committee Interlocks and Insider Participation," and "Board of Directors," which information is hereby incorporated herein by reference.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by this Item is set forth in registrant's Proxy Statement for the Annual Meeting of Stockholders to be held on May 14, 1998, under the caption "Securities Beneficially Owned by Principal Stockholders and Management," which information is hereby incorporated herein by reference.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this Item is set forth in registrant's Proxy Statement for the Annual Meeting of Stockholders to be held on May 14, 1998, under the caption "Certain Transactions," which information is hereby incorporated herein by reference.


                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a)  (1)  Financial Statements

               The following financial statements of Diamond Home Services, Inc. are included in Part II, Item 8:

               (i)  Consolidated Balance Sheets - as of December 31, 1997 and
                    1996;
               (ii) Consolidated Statements of Operations - years ended December
                    31, 1997, 1996, and 1995;
               (iii)     Consolidated Statements of Changes in Common
                    Stockholders' Equity - years ended December 31, 1997, 1996, and 1995;
                    (iv) Consolidated Statements of Cash Flows - years ended December 31, 1997, 1996, and 1995;
               (v)  Notes to Consolidated Financial Statements; and
               (vi) Report of Independent Auditors from Ernst & Young LLP.

          (2)  Financial Statement Schedules

               No schedules related to this Item to which reference is made in applicable regulations of the Securities and Exchange Commission are required or are applicable, and therefore all such schedules are omitted.

          (3)  Exhibits

               Exhibits required by Item 601 of Regulation S-K are listed in the
               Exhibit Index hereto, which information is hereby incorporated by reference.

     (b)  Reports on Form 8-K

          There were no reports on Form 8-K filed for the three months ended December 31, 1997.

     (c)  Exhibits

          The exhibits filed as part of this Annual Report on Form 10-K are as specified in Item 14(a)(3) herein.

     (d)  Financial Statement Schedules

          The financial statement schedules filed as part of this Annual Report on Form 10-K are as specified in Item 14(a)(2) herein.




                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 30, 1998.

                                   DIAMOND HOME SERVICES, INC.


                                   By    /s/ Stephen Clegg
                                        C. Stephen Clegg, Chairman of the Board,
                                        President and Chief Executive Officer


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant as of March 30, 1998, in the capacities indicated:

          SIGNATURE                             TITLE



      /s/ Stephen Clegg            Chairman of the Board, Chief Executive
       C. Stephen Clegg            Officer, President and Director
                                   (Principal Executive Officer)


     /s/ Richard G. Reece          Vice President, Chief Financial Officer and
       Richard G. Reece            Treasurer (Principal Financial Officer)


  /s/ Eugene J. O'Hern, Jr.        Controller (Principal Accounting Officer)
    Eugene J. O'Hern, Jr.


    /s/ James F. Bere Jr.
      James F. Bere Jr.            Director


    /s/ James M. Gillespie
      James M. Gillespie           Director


     /s/ William Griffin
       William Griffin             Director


      /s/ Jacob Pollock
        Jacob Pollock              Director


    /s/ George A. Stinson
      George A. Stinson            Director



                                  EXHIBIT INDEX

EXHIBIT
NUMBER                             DESCRIPTION                             PAGE


 3.1 Amended and Restated Certificate of Incorporation of Diamond Home Services, Inc. (2)
 3.2      Amended and Restated By-Laws of Diamond Home Services, Inc. (2)
10.1 Registration Rights Agreement between Diamond Home Services, Inc. and Globe Building Materials, Inc. (1)
10.1(a) Amendment to Registration Rights Agreement between Diamond Home Service Inc. and Globe Building Materials, Inc. (1)
10.2 Form of Indemnity Agreement between Diamond Home Services, Inc. and its directors and certain officers. (1)
10.3 License Agreement between Sears, Roebuck and Co. and Diamond Exteriors, Inc., dated January 1, 1996. (1)
10.3(a) Amendment Agreement between Sears, Roebuck & Co. and Diamond Exteriors, Inc., dated July 1, 1996. (2)
10.4 Lease between Diamond Home Services, Inc. and Haldun Square Partners dated May 3, 1995. (1)
10.5* Form of Agreement between Diamond Home Services, Inc. and each of the following managers of Diamond Home Services, Inc.: Frank Cianciosi, Jerome Cooper, James M. Gillespie, Rodger Ibach, Marvin Lerman and Ronald Schurter. (1)
10.6* Form of Agreement between Diamond Home Services, Inc. and certain of its managers. (1)
10.7*     Diamond Home Services, Inc. Incentive Stock Option Plan. (1)
10.8*     Diamond Home Services, Inc. 1996 Nonemployee Director Stock Option
          Plan. (1)
10.9 Credit Agreement between American National Bank and Trust Company of Chicago and Diamond Home Services, Inc. (1)
10.9(a) First Waiver and Consent to Loan and Security Agreement between Diamond Home Services, Inc. and American National Bank and Trust Company of Chicago. (1)
10.9(b) First Amendment, Waiver and Consent to Loan and Security Agreement between Diamond Home Services, Inc. and American National Bank and Trust Company of Chicago. (1)
10.9(c) Assignment, Delegation and Assumption Agreement among Diamond Home Services, Inc. Diamond Exteriors, Inc. and American National Bank of Trust Company of Chicago. (1)
10.9(d) Second Amendment and Consent to Loan and Security Agreement between Diamond Exteriors, Inc. and American National Bank and Trust Company of Chicago. (1)
10.9(e) Subordination Agreement among Diamond Home Services, Inc., Diamond Exteriors, Inc. and American National Bank and Trust Company of Chicago. (1)
10.9(f) Third Amendment and Release to Loan and Security Agreement between Diamond Exteriors, Inc. and American National Bank and Trust Company of Chicago. (3)
10.9(g) Fourth Amendment and Waiver to Loan and Security Agreement between Diamond Exteriors, Inc. and American National Bank and Trust Company of Chicago (filed herewith).
10.9(h) Guaranty between Diamond Home Services, Inc. and American National Bank and Trust Company of Chicago (filed herewith).
10.9(i) Amendment to Guaranty between Diamond Home Services, Inc. and American National Bank and Trust Company of Chicago (filed herewith).
10.9(j) Fifth Amendment and Waiver to Loan and Security Agreement between Diamond Exteriors, Inc. and American National Bank and Trust Company of Chicago (filed herewith).
10.10* Settlement Agreement between Diamond Home Services, Inc. and Frank Cianciosi (filed herewith).
10.11 License Agreement between Globe Building Materials, Inc. and Diamond Home Services, Inc. (1)
13.1      Excerpts from 1997 Annual Report to Stockholders (filed herewith).
21.2      Subsidiaries of Diamond Home Services, Inc. (filed herewith).
23.1      Consent of Ernst & Young LLP (filed herewith).
27        Financial Data Schedule (filed herewith).


* Denotes each management contract or compensatory plan or arrangement required to be filed as an exhibit to this report.
(1) Incorporated herein by reference to the exhibit of equivalent number to the Company's Registration Statement on Form S-1, as amended, Registration No. 333-3822.
(2) Incorporated herein by reference to the exhibit of equivalent number to the Company's Registration Statement on Form S-1, as amended, Registration No. 333-10973.
(3) Incorporated herein by reference to the exhibit of equivalent number to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996.