Form 10-Q
period 1998-03-31
DIAMOND HOME SERVICES INC
filed 1998-05-13
CIK 1012442

FORM 10 Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

(Mark One)

[X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D)
         OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended March 31, 1998

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes (X ) No ( )

The number of shares of the registrant's common stock outstanding as of April 30, 1998, the latest practicable date, was 8,507,375 shares.

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                  DIAMOND HOME SERVICES, INC. AND SUBSIDIARIES

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)
                                                                                   Three Months Ended
                                                                                        March 31
                                                                                  1998             1997
                                                                               ($ in thousands, except per
                                                                                       share data)

                    Net sales . . . . . . . . . . . . . . . . . . . . . .          $28,876          $30,175

                    Cost of sales                                                   16,189           16,812
                    Gross profit  . . . . . . . . . . . . . . . . . . . .           12,687           13,363
                    Operating expenses:
                        Selling, general, and administrative expense  . .           12,289           13,186
                        Operating interest expense  . . . . . . . . . . .               55                0
                        Amortization expense  . . . . . . . . . . . . . .              160              143
                    Operating income  . . . . . . . . . . . . . . . . . .              183               34
                    Interest income, net  . . . . . . . . . . . . . . . .              126              220
                    Income before income taxes  . . . . . . . . . . . . .              309              254
                    Income tax provision  . . . . . . . . . . . . . . . .              124               99
                    Net income  . . . . . . . . . . . . . . . . . . . . .             $185             $155

                    Net income per share:
                         Basic  . . . . . . . . . . . . . . . . . . . . .             $.02             $.02
                         Diluted  . . . . . . . . . . . . . . . . . . . .             $.02             $.02

                    Weighted average number of common shares
                         outstanding:
                         Basic  . . . . . . . . . . . . . . . . . . . . .        8,507,375        9,079,675
                         Diluted  . . . . . . . . . . . . . . . . . . . .        8,507,375        9,192,000


See accompanying notes.


                  DIAMOND HOME SERVICES, INC. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                              MARCH 31, 1998             December 31, 1997
                                                                                (Unaudited)
                                                                                             (In thousands)
                                                                  ASSETS

                 Current assets
                   Cash and cash equivalents . . . . . . . . . . . . .                 $7,480                       $9,966
                   Accounts receivable . . . . . . . . . . . . . . . .                  7,554                        6,630
                   Refundable income                                                      746                          986
                   taxes...................................
                   Prepaids  and other current assets  . . . . . . . .                  2,293                        1,959
                 Total current assets  . . . . . . . . . . . . . . . .                 19,411                       20,413

                 Finance company accounts receivable, net  . . . . . .                  9,694                        8,758

                 Net property and equipment  . . . . . . . . . . . . .                  5,808                        5,546
                 Intangible assets, net  . . . . . . . . . . . . . . .                 16,363                       16,514
                 Deferred income taxes . . . . . . . . . . . . . . . .                  1,893                        1,892
                 Other . . . . . . . . . . . . . . . . . . . . . . . .                  4,479                        3,466
                 Total assets  . . . . . . . . . . . . . . . . . . . .                $57,648                      $56,589


                                                LIABILITIES AND COMMON STOCKHOLDERS' EQUITY

                 Current Liabilities
                   Due to bank . . . . . . . . . . . . . . . . . . . .                 $3,300                       $2,050
                   Accounts payable and accrued liabilities  . . . . .                  9,617                       10,070
                   Due to stockholders . . . . . . . . . . . . . . . .                    554                          554
                 Total current liabilities . . . . . . . . . . . . . .                 13,471                       12,674
                 Long-term liabilities:
                   Warranty and retention  . . . . . . . . . . . . . .                  9,355                        9,161
                   Due to stockholders . . . . . . . . . . . . . . . .                    399                          544
                 Total long-term liabilities . . . . . . . . . . . . .                  9,754                        9,705
                 Common stockholders' equity . . . . . . . . . . . . .                 34,423                       34,210
                 Total liabilities and common stockholders'
                   equity  . . . . . . . . . . . . . . . . . . . . . .                $57,648                      $56,589
See accompanying notes.


                  DIAMOND HOME SERVICES, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                                      Three Months Ended
                                                                                                           March 31
                                                                                                        (In thousands)
                                                                                                     1998            1997

            Net income  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         $185            $155
              Adjustments to reconcile net income to net cash provided by (used in) operating activities:
                 Depreciation and amortization  . . . . . . . . . . . . . . . . . . . . . . . .          263             224
                 Deferred income taxes  . . . . . . . . . . . . . . . . . . . . . . . . . . . .        (467)              64
                  Changes in operating assets and liabilities:
                   Accounts receivable and other assets   . . . . . . . . . . . . . . . . . . .      (1,752)           1,436
                   Accounts payable and accrued expenses  . . . . . . . . . . . . . . . . . . .        (453)         (5,366)
                   Warranty and retention   . . . . . . . . . . . . . . . . . . . . . . . . . .          194             340
              Net cash used in operating activities   . . . . . . . . . . . . . . . . . . . . .      (2,030)         (3,147)
            Investing activities:
              Consumer finance loans originated, net of collections   . . . . . . . . . . .            (936)         (1,529)
              Advances to "captive" insurance company and other   . . . . . . . . . . . . . . .        (288)           (542)
              Capital expenditures  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        (365)           (341)
              Net cash used in investing activities   . . . . . . . . . . . . . . . . . . . . .      (1,589)         (2,412)
            Financing activities:
              Borrowings on bank line of credit, net  . . . . . . . . . . . . . . . . . . . . .        1,250              --
              Payments on notes receivable from officers for treasury stock and other   . . . .           28             212
              Payments due to stockholders  . . . . . . . . . . . . . . . . . . . . . . . . . .        (145)            (84)
              Net cash provided by financing activities   . . . . . . . . . . . . . . . . . . .        1,133             128
              Net decrease in cash and cash equivalents   . . . . . . . . . . . . . . . . . . .      (2,486)         (5,431)
              Cash and cash equivalents at beginning of period  . . . . . . . . . . . . . . . .        9,966          18,982
              Cash and cash equivalents at end of period  . . . . . . . . . . . . . . . . . . .
                                                                                                      $7,480         $13,551
              Supplemental cash flow disclosure:
                 Interest paid  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          $55             $--
                 Income taxes paid  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          $--             $52
See accompanying notes.


                  DIAMOND HOME SERVICES, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                       (TABULAR AMOUNTS ARE IN THOUSANDS)

1.      BASIS OF PRESENTATION

       The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 1998 are not necessarily indicative of the results that may be expected for the year ending December 31, 1998. For further information, refer to the consolidated financial statements included in the Company's 1997 Annual Report on Form 10-K.

       The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

2.     CONSUMER FINANCING

       The following summarized condensed financial information for Marquise Financial, the Company's finance subsidiary, is before elimination of inter-company transactions in consolidation:

                                                                             March 31, 1998            December 31, 1997
                                                                              (Unaudited)
                 ASSETS:
                 Cash                                                                    $309                           $23
                 Financing receivables, net                                             9,694                         8,758
                 Other assets                                                           1,007                         1,046
                 Total assets                                                         $11,010                        $9,827
                 LIABILITIES AND STOCKHOLDER'S EQUITY:
                 Due to Bank                                                           $3,300                        $2,050
                 Due to Diamond Exteriors, Inc.                                         7,321                         7,388
                 Other                                                                    129                           147
                 Total liabilities                                                     10,750                         9,585
                 Total stockholder's equity                                               260                           242
                 Total liabilities and stockholder's equity                           $11,010                        $9,827

Results of operations for the three months ended March 31, 1998 and 1997, respectively:

                                                                          Three Months Ended
                                                                               March 31
                                                                           1998         1997
                                                                             (Unaudited)

                 Financing income                                            $375        $239
                 General and administrative expenses (1)                      457         349

                 Loss before tax benefit                                       82         110
                 Income tax benefit                                            33          43
                 Net loss                                                     $49         $67

(1) Includes interest expense paid to Diamond and provision for credit losses.


Cash flow for the three months ended March 31, 1998 and 1997, respectively:

                                                               Three Months Ended March 31
                                                                                    1998                  1997
                                                                                           (Unaudited)
                 Cash at beginning of period                                            $23                   $50
                 Net cash used in operating activities                                 (82)                  (67)
                 Net cash used in investing activities                                (815)               (1,700)
                 Net cash provided by financing activities                            1,183                 1,999
                 Cash at end of period                                                 $309                  $282

       At March 31, 1998, Marquise Financial had approximately $2.0 million in approved but not funded loan commitments.

3.     SUBSEQUENT EVENT

       On April 20, 1998, the Company acquired all of the issued and outstanding capital stock of Reeves Southeastern Corporation for approximately $42 million in cash and notes. In connection with the acquisition, the Company replaced its $15 million unsecured bank line of credit with a $45 million secured bank line of credit.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

FIRST QUARTER 1998 COMPARED TO FIRST QUARTER 1997

Net Sales

       Net sales decreased $1.3 million, or 4.3%, from $30.2 million for the first quarter 1997 to $28.9 million for the first quarter 1998. Net sales attributable to roofing and gutter products and services decreased $1.6 million, or 7.9%, to $18.6 million in the first quarter 1998. Net sales attributable to fencing products and services increased $321 thousand, or 9.1%, to $3.8 million in the first quarter of 1998. Net sales attributable to garage doors, entry doors, and other products and services decreased $170 thousand, or 2.9%, to $5.7 million in the first quarter 1998. Net sales attributable to credit participation fee income increased $6 thousand to $356 thousand in the first quarter 1998. Net sales attributable to finance interest income increased $136 thousand to $375 thousand on receivables financed by the Company's finance subsidiary, Marquise Financial. Backlog, defined as jobs sold but not installed, increased $1.2 million from $10.9 million at the end of December 1997 to $12.1 million at the end of the first quarter 1998. Backlog decreased $1.9 million from $14.8 million at the end of December 1996 to $12.9 million at the end of the first quarter 1997.

Gross Profit

       Gross profit decreased $676 thousand, or 5.1%, from $13.4 million, or 44.3% of net sales, for the first quarter 1997 to $12.7 million, or 43.9% of net sales, for the first quarter 1998. The decrease in gross profit, expressed as a percentage of net sales, resulted from a decrease in proprietary product offerings and an increase in the balance of sales to lower margin products and services, partially offset by a $142 thousand increase in credit participation fee income and in finance interest income. The license fee incurred to Sears decreased $288 thousand, or 8.9%, from $3.2 million, or 10.9% of net installed sales, for the first quarter 1997 to $2.9 million, or 10.4% of net installed sales, for the first quarter 1998. The decrease in the license fee incurred to Sears for the first quarter 1998 was due to an overall decrease in sales and to a shift in the balance of sales, primarily roofing repairs, to lower license fee products and services. Sears and the Company entered into a three-year license agreement effective January 1, 1996. Among other things, the license agreement provides for a fixed license fee, at the March 1995 license fee rate, to be charged during the term of the license agreement. Gross profit before the Sears license fee, credit participation fee and finance interest income decreased $1.1 million, or 6.9%, from $16.0 million, or 54.0% of net installed sales, for the first quarter 1997 to $14.9 million, or 52.9% of net installed sales, for the first quarter 1998. The unit costs of materials, installation labor and warranty expense remained relatively constant during the quarterly period.


Selling, General and Administrative Expenses

       Selling, general and administrative expenses decreased $897 thousand, or 6.8%, from $13.2 million in the first quarter 1997 to $12.3 million in the first quarter 1998 and, as a percentage of net sales, decreased from 43.7% to 42.6%. The reduction in selling, general and administrative expenses resulted primarily from decreased expenses associated with lower net sales, and reduction of the number of and the cost of recruiting and training new sales associates, partially offset by expenses related to the hiring of additional personnel to support the expansion of the infrastructure of the Company's core sales and installation business including the expansion of Marquise Financial. Direct advertising expense decreased $511 thousand, or 28.6%, from $1.8 million for the first quarter 1997 to $1.3 million for the first quarter 1998; as a percentage of net sales, direct advertising expense decreased from 5.9% for the first quarter 1997 to 4.4% for the first quarter 1998, reflecting decreased direct advertising placements and below plan lead generating effectiveness of ad placements during the quarter. Selling commission expense, including attendant payroll-related benefits, decreased $212 thousand, or 7.0%, from $3.0 million in the first quarter 1997 to $2.8 million in the first quarter 1998; as a percentage of net installed sales, selling commission expense decreased from 10.2% to 9.9% in the first quarter 1998. Sales representatives are compensated on a variable commission basis depending upon the type and gross profit of product sold. Performance-based compensation paid to officers and field, sales and production managers remained relatively constant at $100 thousand, commensurate with the change in pretax income. The balance of selling, general and administrative expenses, primarily sales lead-generation activities, administrative, field operations and Marquise Financial payrolls and related costs and general expenses, decreased $175 thousand, or 2.1%, from $8.3 million, or 27.5% of net sales, in the first quarter 1997 to $8.1 million, or 28.1% of net sales, in the first quarter 1998. The decrease was primarily due to decreased expenses related to recruiting and training new sales associates, partially offset by support personnel and services required to manage the Company's anticipated sales volume increases, expanding infrastructure and finance subsidiary, Marquise Financial.

Operating Interest Expense

       Operating interest expense increased from $0 in the first quarter 1997 to $55 thousand in the first quarter 1998. The increase in operating interest expense resulted from the Company's finance subsidiary's borrowings during the quarter.

Amortization of Intangibles

       Amortization of intangibles increased from $143 thousand in the first quarter 1997 to $160 thousand in the first quarter 1998. The amortization expense relates primarily to goodwill incurred in connection with the September 1994 stock repurchase from management.

Interest Income, Net

       Net interest income decreased $94 thousand from $220 thousand in the first quarter 1997 to $126 thousand in the first quarter 1998, primarily due to decreased interest income from lower invested cash balances.

Income Tax Provision

       The Company's income tax provision increased from $99 thousand, or an effective rate of 39.0%, for the first quarter 1997 to $124 thousand, or an effective rate of 40.1%, for the first quarter 1998. The difference in the effective income tax rate and the federal statutory rate (34%) is due primarily to amortization of intangibles which are not deductible for income tax purposes and the effect of state income taxes.

LIQUIDITY AND CAPITAL RESOURCES

       The Company's primary capital needs have been to fund the growth of the Company, to fund the September 1994 stock repurchase from management, and, more recently, to fund the operations of the Company's finance subsidiary, Marquise Financial. The Company's primary sources of liquidity have been cash flow from operations, borrowings under its bank credit facility, and, in June 1996, the net proceeds of its initial public offering. The Company's core sales and installation business is not capital intensive. Capital expenditures for first quarter 1998 and years 1997 and 1996 were approximately $365 thousand, $4.3 million, and $461 thousand, respectively. Capital expenditures for 1998 are expected to approximate $3.0 million, primarily related to ongoing new equipment purchases and software development for the Company's information technology systems. Future requirements for new information technology and other capital expenditures are expected to be funded by cash flow from operations and operating leases. On April 30, 1997, the Company announced a stock repurchase program to repurchase up to 500,000 shares of its common stock and on August 12, 1997, the Company increased the number of shares it is authorized to repurchase by 500,000 to 1,000,000 shares. During the second and third quarters 1997 the Company purchased 572,300 shares of its common stock for $4.7 million.

       On April 20, 1998, the Company acquired all of the issued and outstanding stock of Reeves Southeastern Corp. for approximately $42 million. In connection with the Reeves acquisition, in April 1998, the Company replaced its $15,000,000 unsecured bank line of credit with a $45,000,000 secured syndicated bank credit facility. The credit facility is for a term of five years expiring April 2002. The credit facility provides, among other things: 1) $30,000,000 in term notes (to be used solely for the Reeves acquisition) with quarterly principal payments of $1,047,000 commencing in December 1998; and 2) a $15,000,000 revolving line of credit (to be used for Reeves' working capital requirements and general corporate purposes). The term notes and revolving line of credit provide for monthly interest payments at varying premiums over LIBOR or bank prime rates, at borrower's option, based on EBITDA coverage ratios. Through the first quarter 1999, the interest rates are fixed as follows: 1) Term Notes: LIBOR plus 2.50% or prime plus .50%; and 2) Revolving line of credit: LIBOR plus 2.00% or prime plus .50%. The terms of the credit facility contain, among other provisions, restrictive requirements for maintaining cash flow and debt coverage ratios, minimum net worth, restrictions on incurring additional debt, dividends and stock repurchases. Deferred loan fees and costs are amortized over the term of the credit facility (5 years) on a straight-line basis.

       The Company believes that it has sufficient operating cash flow, working capital base, and available bank lines of credit to meet all of its obligations for the foreseeable future, including ongoing funding for Marquise Financial, for the stock repurchase program announced in 1997, for investments in information technology, and for the acquisition, development, and expansion of complementary new products and services and markets.

       In November 1995, the Company commenced the operations of Marquise Financial. Marquise's primary objective is to support, along with other designated third-party finance companies, the Company's requirement for providing financing to its core installation business customers. In the fourth quarter 1996, as a follow-on objective to expanding Marquise Financial's consumer financing markets and products, Marquise introduced a new finance product -- fixed rate loans secured by developed residential real estate -- to a segment of its creditworthy customers that cannot obtain unsecured consumer loans. During the second quarter 1997, Marquise Financial expanded its scope of operations, in part to leverage its consumer finance infrastructure to i) purchase from third parties portfolios of secured receivables, and ii) originate secured receivables from customers of, and/or purchase individual secured receivables originated by, entities other than the Company and its affiliates. These entities do not necessarily engage in business in any of the Company's product lines. As a general proposition, these entities are all expected to operate businesses related to installed home improvement products and services, although from time to time Marquise Financial may also originate or purchase receivables secured by commercial real estate or otherwise acquire or originate loans that do not constitute obligations arising from installed home improvements. The outstanding principal amount of individual receivables purchased by Marquise Financial from entities other than the Company may significantly exceed the average amount of all receivables owned by Marquise
Financial. The Company is continually mindful of the risks associated with consumer financing and plans to increase its consumer finance receivable portfolio at a measured pace commensurate with its available resources and acceptable levels for losses on finance receivables. Marquise Financial has been capitalized and funded with the Company's excess operating cash flow and borrowings under the Company's former $15 million bank line of credit, which were subsequently paid down with a portion of the proceeds from the Company's June 1996 initial public offering. In December 1997, Marquise Financial obtained a $10 million secured line of credit and, at March 31, 1998, had borrowed $3.3 million. At March 31, 1998, Marquise Financial has approximately $9.7 million in net finance receivables. During 1997, Marquise Financial originated or purchased approximately $5.5 million of fixed rate, secured loans. At March 31, 1998, Marquise had approximately $2.0 million in outstanding commitments of the fixed rate, secured loans. The Company anticipates that its existing cash balances, the bank lines of credit, the sale of Marquise Financial's consumer loan finance receivables as market conditions may warrant from time to time and excess cash flow from its core installation operations will be sufficient to satisfy the Company's financing cash requirements in the foreseeable future.

       In December 1996, with an initial investment of approximately $450 thousand, the Company completed agreements with insurance companies with the effect of establishing a captive insurance company. At March 31, 1998, the investment in the captive insurance company approximated $1.0 million. The primary objective of this captive insurance business is to provide the means for offering workers' compensation and general liability insurance coverage, primarily for Company installations, to qualified installers as the Company seeks to maintain and expand its core complement of independent installers. Premiums are immediately collected through deductions from payments to installers; and the excess cash balances, after administrative expenses, are invested, pursuant to agreement, with the insurance companies. Losses are comprised of actual claims paid, reserves for open claims and allowances for incurred but not reported claims. The Company maintains individual and aggregate stop-loss reinsurance coverage at levels deemed to be adequate by management of the Company. Premiums collected in the first quarter 1998 and year 1997 were approximately $80 thousand and $571 thousand, respectively.

       From its inception in June 1993, the Company has generated cash flow from operations of approximately $21.3 million. The Company used $12.5 million of cash in connection with the repurchase of 40.2% of its Common Stock in September 1994, $6.9 million for capital expenditures and $5.0 million for the initial funding of Marquise's financing activities and start-up operations. At March 31, 1998, the Company had approximately $15.0 million in cash and cash equivalents and trade receivables and net working capital of $5.9 million. At March 31, 1998, the Company had $25 million in bank lines of credit (increased to $55 million in April, 1998) and $4.3 million total debt including $3.3 million under its bank line of credit.

       The Company has not completed its assessment of compliance issues for the Year 2000 date change. The Company has also not determined the cost of these compliance issues or the time it will take to complete compliance. As a preliminary assessment, the Company believes its new investments in information technology systems, including software, are Year 2000 compliant and as a such should not pose significant operational problems for its computer systems. The Company expects to complete its full assessment of the Year 2000 issue not later than December 31, 1998, which is prior to any anticipated impact on its operating systems. As part of the Year 2000 assessment, the Company has initiated formal communications with all of its significant suppliers, third-party finance sources, and Sears to determine the extent to which the Company's interface systems are vulnerable to those parties' failure to remedy their Year 2000 issues. There is no guarantee that the systems of other companies on which the Company relies will corrected in a timely manner or that the failure to correct will not have a material adverse effect on the Company's systems. Year 2000 modifications and assessments are based on management's best estimates, which were derived utilizing numerous assumptions of future events, including availability of certain resources and other factors. However, there can be no guarantee the estimates and assessments will be achieved or come to pass, and actual results could differ materially from those anticipated.

Certain statements contained herein, including without limitation, statements addressing the beliefs, plans, objectives estimates or expectations of the Company or future results or events constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known or unknown risks, including, but not limited to, general economic and business conditions, matters related to the licensing agreements between Sears Roebuck and Co. and Diamond Exteriors, Inc., warranty exposure, the Company's reliance on sales associates and on the availability of qualified independent installers, and conditions in the installed home improvement industry including without limitation the fencing and perimeter security products business. There can be no assurance that the actual future results, performance, or achievements expressed or implied by such forward-looking statements will occur. Users of forward-looking statements are encouraged to review Item 7 of the Company's 1997 annual report on Form 10-K, its filings on Form 10-Q, management's discussion and analysis in the Company's 1997 annual report to stockholders, the Company's filings on Form 8-Ks, and other federal securities law filings for a description of other important factors that may effect the Company's business, results of operations and financial condition.

                          PART II.  OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

       (a)  Exhibits

              (27)   Financial Data Schedule.

       (b) A report on Form 8-K was filed on March 6, 1998 announcing the Company's agreement to acquire Reeves Southeastern Corporation.



                                   Signatures


       Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                             DIAMOND HOME SERVICES, INC.





                                            /S/ Richard G. Reece
Date:  May 13, 1998
                                        By:_________________________
                                           Richard G. Reece
                                           Vice President and
                                           Chief Financial Officer
                                           (For the Registrant and as
                                           Principal Financial Officer)