Form 10-Q/A
period 1998-03-31
DIAMOND HOME SERVICES INC
filed 1998-06-12
CIK 1012442

FORM 10-Q/A
                                 (Amendment No. 1)

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

                          PART I. FINANCIAL INFORMATION

This amendment is being filed to show the correct amounts for the line item "Current Assets - Deferred income tax" in the "Condensed Consolidated Balance Sheets."

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


                  DIAMOND HOME SERVICES, INC. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                              MARCH 31, 1998             December 31, 1997
                                                                                (Unaudited)
                                                                                             (In thousands)
                                                                  ASSETS

                 Current assets
                   Cash and cash equivalents . . . . . . . . . . . . .                 $7,480                       $9,966
                   Accounts receivable . . . . . . . . . . . . . . . .                  7,554                        6,630
                   Refundable income taxes . . . . . . . . . . . . . .                    746                          986
                   Prepaids  and other current assets  . . . . . . . .                  2,293                        1,959
                   Deferred income taxes . . . . . . . . . . . . . . .                  1,338                          872
                 Total current assets  . . . . . . . . . . . . . . . .                 19,411                       20,413

                 Finance company accounts receivable, net  . . . . . .                  9,694                        8,758

                 Net property and equipment  . . . . . . . . . . . . .                  5,808                        5,546
                 Intangible assets, net  . . . . . . . . . . . . . . .                 16,363                       16,514
                 Deferred income taxes . . . . . . . . . . . . . . . .                  1,893                        1,892
                 Other . . . . . . . . . . . . . . . . . . . . . . . .                  4,479                        3,466
                 Total assets  . . . . . . . . . . . . . . . . . . . .                $57,648                      $56,589


                                                LIABILITIES AND COMMON STOCKHOLDERS' EQUITY

                 Current Liabilities
                   Due to bank . . . . . . . . . . . . . . . . . . . .                 $3,300                       $2,050
                   Accounts payable and accrued liabilities  . . . . .                  9,617                       10,070
                   Due to stockholders . . . . . . . . . . . . . . . .                    554                          554
                 Total current liabilities . . . . . . . . . . . . . .                 13,471                       12,674
                 Long-term liabilities:
                   Warranty and retention  . . . . . . . . . . . . . .                  9,355                        9,161
                   Due to stockholders . . . . . . . . . . . . . . . .                    399                          544
                 Total long-term liabilities . . . . . . . . . . . . .                  9,754                        9,705
                 Common stockholders' equity . . . . . . . . . . . . .                 34,423                       34,210
                 Total liabilities and common stockholders'
                   equity  . . . . . . . . . . . . . . . . . . . . . .                $57,648                      $56,589

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


                                             DIAMOND HOME SERVICES, INC.





                                            /S/ Richard G. Reece
Date:  June 4, 1998
                                        By:_________________________
                                           Richard G. Reece
                                           Vice President and
                                           Chief Financial Officer
                                           (For the Registrant and as
                                           Principal Financial Officer)