Form 10-Q
period 1998-06-30
DIAMOND HOME SERVICES INC
filed 1998-08-14
CIK 1012442

FORM 10 - Q


                          SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C. 20549

     (Mark One)

     [X]          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                        OF THE SECURITIES EXCHANGE ACT OF 1934

                     For the Quarterly Period Ended June 30, 1998

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes (X ) No ( )

     The number of shares of the registrant's common stock outstanding as of July 31, 1998, the latest practicable date, was 8,507,375 shares.


                            PART I. FINANCIAL INFORMATION


     ITEM 1. FINANCIAL STATEMENTS

                     DIAMOND HOME SERVICES, INC. AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                     (Unaudited)

                                         Three Months Ended   Six Months Ended
                                              June 30,            June 30,
                                            1998     1997      1998      1997
                                          (In thousands, except per share data)
     Net sales                            $65,615   $43,787   $94,491  $73,962
     Cost of sales                         41,951    24,065    58,140   40,877
     Gross profit                          23,664    19,722    36,351   33,085
     Operating expenses:
        Selling, general, and
          administrative expense           21,602    18,688    33,891   31,874
        Operating interest expense             68        --       123       --
        Amortization expense                  274       153       434      296
     Operating income                       1,720       881     1,903      915
     Interest expense                         752        --       752       --
     Interest income and other                130       186       256      406
     Income before income taxes             1,098     1,067     1,407    1,321
     Income tax provision                     475       416       599      515
     Net income                              $623      $651      $808     $806

     Net income per share:
         Basic                              $0.07     $0.07     $0.09    $0.09
         Diluted                            $0.07     $0.07     $0.09    $0.09
     Weighted average number of
       common shares outstanding:
         Basic                              8,507     9,037     8,507    9,058
         Diluted                            8,507     9,037     8,507    9,119


     See accompanying notes.

                     DIAMOND HOME SERVICES, INC. AND SUBSIDIARIES

                        CONDENSED CONSOLIDATED BALANCE SHEETS
                                                   June 30, 1998   December 31,
                                                                       1997
                                                    (Unaudited)
                                                         (In thousands)
     ASSETS
     Current assets
          Cash and cash equivalents                    $4,061         $9,966
          Accounts receivable, net                     22,726          6,630
          Inventories, net                             17,761             --
          Refundable income taxes                       1,087            986
          Prepaids  and other current assets            2,228          1,959
          Deferred income taxes                           611            872
     Total current assets                              48,474         20,413

     Finance company accounts receivable, net          10,643          8,758

     Net property, plant and equipment                 17,645          5,546
     Intangible assets, net                            37,553         16,514
     Deferred income taxes                              2,648          1,892
     Other                                              9,308          3,466
     Total assets                                    $126,271        $56,589

     LIABILITIES AND COMMON STOCKHOLDERS' EQUITY

     Current Liabilities
          Current portion of long-term debt            $5,946    $        --
          Due to bank                                   3,770          2,050
          Accounts payable and accrued liabilities     23,569         10,070
          Deferred revenue                              1,068             --
          Due to stockholders                             554            554
     Total current liabilities                         34,907         12,674
     Long-term liabilities:
          Long-term debt                               43,389             --
          Warranty and retention                        9,727          9,161
          Deferred income taxes                         1,094             --
          Due to stockholders                             256            544
          Other                                         1,823             --
     Total long-term liabilities                       56,289          9,705
     Common stockholders' equity                       35,075         34,210
     Total liabilities and common
        stockholders' equity                         $126,271        $56,589

     See accompanying notes.


                                                  DIAMOND HOME SERVICES, INC. AND SUBSIDIARIES

                                                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                                   (Unaudited)
                                                                                                            Six Months Ended
                                                                                                                 June 30
                                                                                                             (In thousands)
                                                                                                           1998          1997
          Net income                                                                                       $808          $806
             Adjustments to reconcile net income to net cash
               provided by (used in) operating activities:
                Depreciation and amortization                                                               852           463
                Deferred income taxes                                                                     (495)            35
                Other                                                                                       134            --
                Changes in operating assets and liabilities:
                     Accounts receivable and other assets                                               (2,626)         (996)
                     Inventories                                                                          (455)            --
                     Accounts payable and accrued expenses                                                 (99)       (2,066)
                     Deferred revenues                                                                     (17)            --
                     Warranty and retention                                                                 566           912
             Net cash used in operating activities                                                      (1,332)         (846)
          Investing activities:
             Acquisition of Reeves Southeastern Corporation, net of cash acquired                      (30,938)            --
             Consumer finance loans originated, net of collections                                      (1,885)       (2,225)
             Advances to "captive" insurance company and other                                          (2,230)         (512)
             Capital expenditures, net                                                                  (1,509)       (1,660)
             Net cash used in investing activities                                                     (36,562)       (4,397)
          Financing activities:
             Advances under revolving credit agreement                                                      500            --
             Proceeds on issuance of term debt                                                           30,000            --
             Borrowings on finance company bank line of credit, net                                       1,720            --
             Payments on notes receivable from officers for treasury stock and other                         57         (525)
             Payments due to stockholders                                                                 (288)         (260)
             Net cash provided by (used in) financing activities                                         31,989         (785)
             Net decrease in cash and cash equivalents                                                  (5,905)       (6,028)
             Cash and cash equivalents at beginning of period                                             9,966        18,928
             Cash and cash equivalents at end of period                                                  $4,061       $12,954
             Supplemental cash flow disclosure:
                 Interest paid                                                                             $127            --
                 Income taxes paid                                                                       $1,006           $90
           Investing and financing activities exclude the following non-cash transactions:
             Acquisition of Reeves Southeastern Corporation through notes payable                       $11,413            --

         See accompanying notes.

                     DIAMOND HOME SERVICES, INC. AND SUBSIDIARIES
                 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                     (Unaudited)

     1.     Basis of Presentation

            The   accompanying   unaudited   condensed  consolidated   financial
     statements have been prepared in accordance with generally accepted accounting principles for interim financial information and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month and six-month periods ended June 30, 1998 are not necessarily indicative of the results that may be expected for the year ending December 31, 1998. For further information, refer to the consolidated financial statements included in the Company's 1997 Annual Report on Form 10-K and Form 8-K/A filed May 13, 1998.

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

     2.     Consumer Financing

            The following summarized condensed financial information for Marquise Financial, the Company's finance subsidiary, is before elimination of inter-company transactions in consolidation:

                                                     June 30,      December 31,
                                                       1998             1997
                                                    (Unaudited)
     Assets:
     Cash                                               $74,000       $23,000
     Financing receivables, net                      10,643,000     8,758,000
     Other assets                                       994,000     1,046,000
     Total assets                                   $11,711,000    $9,827,000
     Liabilities and stockholder's equity:
     Due to Bank                                     $3,770,000    $2,050,000
     Due to Diamond Exteriors, Inc.                   7,550,000     7,388,000
     Other                                              131,000       147,000
     Total liabilities                               11,451,000     9,585,000
     Total stockholder's equity                         260,000       242,000
     Total liabilities and stockholder's equity     $11,711,000    $9,827,000

     Results of operations for the three months and six months ended June 30, 1998 and 1997, respectively:

                                         Three Months Ended    Six Months Ended
                                              June 30,             June 30,
                                          1998       1997      1998       1997
                                                      (Unaudited)
     Financing income                    $412,000  $335,000   $787,000  $574,000
     General and administrative expenses (1)
                                          509,000   643,000    966,000   992,000
     Loss before tax benefit               97,000   308,000    179,000   418,000
     Income tax benefit                    39,000   120,000     72,000   163,000
     Net loss                             $58,000  $188,000   $107,000  $255,000

     (1) Includes interest expense paid to Diamond Home Services, Inc. (the
     "Company") and provision for credit losses.


     Cash flow for the six months ended June 30, 1998 and 1997, respectively:

                                                      Six Months Ended June 30
                                                         1998           1997
                                                             (Unaudited)
     Cash at beginning of period                       $23,000       $50,000
     Net cash used in operating activities             (16,000)     (255,000)
     Net cash used in investing activities          (1,885,000)   (1,944,000)
     Net cash provided by financing activities       1,952,000     2,149,000
     Cash at end of period                             $74,000            $0

            At June 30, 1998, Marquise Financial had approximately $1.0 million in approved but not funded loan commitments.

     3.     Acquisition

            On April 20,  1998, the Company consummated the  purchase of all the outstanding  and  voting  shares  in  the capital  of  Reeves  Southeastern
     Corporation  ("Reeves")  for  an  aggregate  consideration  of  $42,900,000
     consisting  of:   1)   $30,000,000  cash at  closing;  2)   $3,700,000 non-
     interest bearing  notes  payable  in installments  through  June  2000;  3)
     $8,000,000  in 7%  notes payable  (to be  paid into  an escrow  account for future possible environmental expenses, as defined) in installments through
     June 2005; and  4) $1,500,000 in transaction costs (the "Acquisition").  In connection  with the  Acquisition,  the Company  replaced  its $15  million unsecured  bank line  of credit  with a  $45 million  secured bank  line of credit.

            Based  on the terms of the transaction, the acquisition is accounted for as a purchase,  in accordance with Accounting Principles  Board Opinion
     No.   16    ("APB  No.  16").    Accordingly,  the  accompanying  condensed
     consolidated  statements of  income include  Reeves' results  of operations since  the date of acquisition.  The  Company revalued the basis of Reeves'
     acquired  assets and  assumed  liabilities to  fair  value at  the  date of purchase.  The purchase price of Reeves is calculated as the cash plus fair
     value of notes  paid plus the Company's transaction costs.   The difference
     between the purchase price and the fair  value of identifiable tangible and intangible  assets acquired  and the  liabilities  assumed and  incurred is recorded as goodwill and will  be amortized over a period of 40 years.  The
     Company has not completed its  valuation of the Reeves acquisition  and the purchase  price allocation is  subject to change  as additional information
     concerning  asset and  liability valuation is  completed.   The preliminary
     allocation of purchase price is as follows:

               Purchase price                       $41,413,000
               Transaction costs                      1,500,000
               Total purchase price                 $42,913,000

     Purchase price has been preliminarily allocated as follows:

               Fair value of assets acquired         $48,832,000
               Goodwill                               21,366,000
               Liabilities assumed                  (27,285,000)
               Total                                 $42,913,000

            The following  unaudited pro forma information  reflects the results of  the Company's  operation as  if  the acquisition  had  occurred at  the
     beginning  of the  period presented  adjusted  for 1)   the  effect of  the
     recurring charges related to the acquisition, primarily the amortization of goodwill, interest expense on borrowings to finance the acquisition, and an increase in depreciation expense due  to the write-up to fair  market value
     of fixed  assets;  and  2)    the elimination  of  compensation  for  prior
     management and directors, certain benefit plans, and non-recurring charges.


                       Three months ended June 30,   Six months ended June 30,
                             1998         1997          1998         1997
     Revenues          $74,040,000    $79,855,000   $125,020,000   $134,975,000
     Net income            885,000      1,480,000        735,000      1,455,000
     Net income per
       share -- diluted       $.10           $.16           $.09           $.16

            The pro forma results have been prepared for comparative purposes only and do not purport to be indicative of the results which actually would have been attained if the Acquisition had been consummated on the dates indicated above, nor does it purport to indicate or suggest what the results of the operations of the Company will be for any future period.

     4.     Inventories

            The components of inventories at June 30 are as follows:

                                                  1998

               Raw materials                    $667,000
               Work in progress                  617,000
               Finished goods                 16,477,000
               Total                         $17,761,000

     5.     Debt

            In connection with the Reeves acquisition, in April 1998, the Company replaced its $15,000,000 unsecured bank line of credit with a $45,000,000 secured syndicated bank credit facility. The credit facility is for a term of five years expiring April 2003. The credit facility provides, among other things: 1) $30,000,000 in term notes (to be used solely for the Reeves acquisition) with quarterly principal payments of $1,047,000 commencing in December 1998; and 2) a $15,000,000 revolving line of credit (to be used for Reeves' working capital requirements and general corporate purposes). The term notes and revolving line of credit provide for monthly interest payments at varying premiums over LIBOR or bank prime rates, at borrower's option, based on EBITDA coverage ratios. Through the first quarter 1999, the interest rates are fixed as follows: 1) Term
     Notes: LIBOR plus 2.50% or prime plus .50%; and 2) Revolving line of credit: LIBOR plus 2.50% or prime plus .50%. The terms of the credit facility contain, among other provisions, restrictive requirements for maintaining cash flow and debt coverage ratios, minimum net worth, restrictions on incurring additional debt, dividends and stock repurchases. Deferred loan fees and costs are amortized over the term of the credit facility (5 years).

             At June 30, 1998, debt consisted of:

               Term notes                     $30,000,000
               Revolver                         7,678,000
               7% Notes payable                 8,000,000
               0% Notes payable                 3,700,000
               Discount                         (287,000)
               Capital leases                     244,000
                                               49,335,000
               Less:  current portion         (5,946,000)
                                              $43,389,000


     ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     RECENT DEVELOPMENTS

            On April 20, 1998, the Company acquired all of the outstanding capital stock of Reeves. The acquisition of Reeves was accounted for as a purchase in accordance with APB No. 16; accordingly, the results of operations for Reeves are included in the Company's results of operations from the date of acquisition, April 20, 1998.

            Prior to the acquisition, the Company operated in one primary business segment: installation of home improvement products, including roofing systems, gutters, fencing and doors; and, through its finance subsidiary, Marquise Financial, also offered financing to its customers. Following the acquisition of Reeves, the Company has operated in an additional business segment: manufacturing and distribution of fencing and perimeter security products.

     RESULTS OF OPERATIONS

     Second Quarter 1998 Compared to Second Quarter 1997

     Net Sales

            Net sales increased $21.8 million, or 49.9%, from $43.8 million for the second quarter 1997 to $65.6 million for the second quarter 1998. Reeves contributed $24.5 million to net sales for the second quarter 1998.

            Installed Home Improvements

            Installed home improvement product sales decreased $2.7 million, or 6.1%, from $43.8 million for the second quarter 1997 to $41.1 million for the second quarter 1998. Net sales attributable to roofing and gutter products and services decreased $272 thousand, or 1.0%, to $26.0 million in the second quarter 1998. Net sales attributable to fencing products and services decreased $1.3 million, or 13.8%, to $8.5 million in the second quarter of 1998. Net sales attributable to garage doors, entry doors, and other products and services decreased $1.3 million, or 18.1%, to $5.7 million in the second quarter 1998. Credit participation fee income increased $137 thousand to $557 thousand in the second quarter 1998. Finance interest income increased $77 thousand to $412 thousand on receivables financed by the Company's finance subsidiary, Marquise Financial. Backlog, defined as jobs sold but not installed, increased $4.0 million from $12.0 million at the end of March 1998 to $16.0 million at the end of the second quarter 1998. Backlog increased $7.1 million from $13.1 million at the end of March 1997 to $20.2 million at the end of the second quarter 1997. The decrease in installed sales and the reduced amount of backlog was attributable to a significant decrease in lead count or number of in-home presentations and lower unit sales prices partially offset by improved operating efficiencies measured in close ratio, reduced cancellations and increased credit approvals.

            Manufacturing and Wholesale Distribution

            Manufacturing and wholesale distribution sales are comprised of the following major product lines:

               Chain link and accessories             $17,077,000
               Wood                                     4,488,000
               Ornamental/specialty                     1,929,000
               Gate operators and access control          903,000
               Security systems                         1,647,000
                                                       26,044,000
               Less:  inter-segment sales               1,560,000
                                                      $24,484,000

     Gross Profit

            Gross profit increased $4.0 million, or 20%, from $19.7 million, or 45.0% of net sales, for the second quarter 1997 to $23.7 million, or 36.1% of net sales, for the second quarter 1998. Reeves contributed $6.0 million to gross profit in the second quarter 1998.

            Installed Home Improvements

            Installed  home  improvement  product gross  profit  decreased  $2.1 million, or 10.5%, from $19.7 million, or 45.0% of installed home improvement product sales, for the second quarter 1997 to $17.6 million, or 42.9% of installed home improvement product sales, for the second quarter 1998. The decrease in gross profit amount was attributable to lower sales volume due to the decrease in lead count. The decrease in gross profit, expressed as a percentage of installed home improvement product sales, resulted from a decrease in average unit sales price as a result of expanded and lower price points, partially offset by a $214 thousand increase in credit participation fee income and in finance interest income. The license fee incurred to Sears decreased $536 thousand, or 11.5%, from $4.6 million, or 10.8% of net installed home improvement product sales, for the second quarter 1997 to $4.1 million, or 10.2% of net installed home improvement product sales, for the second quarter 1998. The decrease in the license fee amount and index incurred to Sears for the second quarter 1998 was due to an overall decrease in net installed home improvement product sales and to a shift in the balance of sales, primarily roofing repairs and pricing test programs, to lower license fee products and services. Sears and the Company entered into a three-year license agreement effective January 1, 1996. Among other things, the license agreement provides for a fixed license fee, at the March 1995 license fee rate, to be charged during the term of the license agreement. Gross profit before the Sears license fee, credit participation fee and finance interest income decreased $2.8 million, or 11.9%, from $23.6 million, or 54.9% of net installed home improvement product sales, for the second quarter 1997 to $20.8 million, or 51.8% of net installed home improvement product sales, for the second quarter 1998. The decrease in gross profit amount and gross profit index was attributable to lower sales volume and unit prices. The unit costs of materials, installation labor and warranty expense remained relatively constant during the quarterly period.

            Manufacturing and Wholesale Distribution

            Manufacturing and wholesale distribution gross profit was $6.0 million or 22.9% of gross (before inter-segment elimination) manufacturing and wholesale distribution revenue. Gross profit, as a percentage of segment sales, approximates last year's index.

     Selling, General and Administrative Expenses

            Selling, general and administrative expenses increased $2.9 million, or 15.6%, from $18.7 million in the second quarter 1997 to $21.6 million in the second quarter 1998 and, as a percentage of net sales, decreased from 42.7% to 32.9%. Reeves contributed $4.2 million in selling, general and administrative expense in the second quarter 1998.

            Installed Home Improvements

            Selling, general and administrative expenses for this segment decreased $1.3 million, or 6.7%, from $18.7 million in the second quarter 1997 to $17.4 million in the second quarter 1998 and, as a percentage of installed home improvement sales, decreased from 42.7% to 42.4%. Direct advertising expense decreased $694 thousand, or 20.0%, from $3.5 million for the second quarter 1997 to $2.8 million for the second quarter 1998; as a percentage of net installed sales, direct advertising expense decreased from 8.1% for the second quarter 1997 to 6.9% for the second quarter 1998, reflecting decreased radio and newspaper advertising placements and below plan lead generating effectiveness of ad placements offset by improved close ratios during the quarter. Selling commission expense, including attendant payroll-related benefits, decreased $652 thousand, or 13.9%, from $4.7 million in the second quarter 1997 to $4.0 million in the second quarter 1998; as a percentage of net installed sales, selling commission expense decreased from 10.8% to 10.0% in the second quarter 1998. Sales representatives are compensated on a variable commission basis depending upon the type and gross profit of product sold. Performance-based compensation paid to officers and field, sales and production managers decreased $183 thousand to $183 thousand in the second quarter, reflecting the decrease in net installed home improvement sales and operating profit. The balance of selling, general and administrative expenses, primarily sales lead-generation activities, administrative, field operations and Marquise Financial payrolls and related costs and general expenses, increased $217 thousand, or 2.1%, from $10.2 million, or 23.2% of net sales, in the second quarter 1997 to $10.4 million, or 25.2% of net segment sales, in the second quarter 1998. Included in general and administrative expenses were special charges related to the Reeves acquisition and lead center activities aggregating $450 thousand and information technology project expenses approximating $450 thousand. Information technology expenses are expected to continue into the third and fourth quarters before expected benefits may be realized.

            Manufacturing and Wholesale Distribution

            Selling, general, and administrative expenses for this segment includes selling expenses of $3.4 million representing the operations, primarily payroll and related costs, and facilities and equipment costs, of 31 distribution centers and $832 thousand of general and administrative expenses.

     Operating Interest Expense

            Operating interest expense increased from $0 in the second quarter 1997 to $68 thousand in the second quarter 1998. The increase in operating interest expense resulted from the Company's finance subsidiary's borrowings during the quarter.

     Amortization of Intangibles

            Amortization of intangibles increased $121 thousand from $153 thousand in the second quarter 1997 to $274 thousand in the second quarter 1998. The amortization expense relates primarily to goodwill incurred in connection with the September 1994 stock repurchase from management and the Reeves acquisition in April 1998.

     Interest Expense

            Interest expense increased  from $0  in the second  quarter 1997  to
     $752  thousand  in  the second  quarter  1998.   This  increase  relates to
     interest expense incurred related to working capital requirements and the debt associated with the acquisition of Reeves.

     Interest Income and Other

            Interest income decreased $56 thousand from $186 thousand in the second quarter 1997 to $130 thousand in the second quarter 1998, primarily due to decreased interest income from lower invested cash balances.

     Income Tax Provision

            The Company's income tax provision increased from $416 thousand, or an effective rate of 39.0%, for the second quarter 1997 to $475 thousand, or an effective rate of 43.3%, for the second quarter 1998. The difference in the effective income tax rate and the federal statutory rate (34%) is due primarily to amortization of intangibles which are not deductible for income tax purposes and the effect of state income taxes.

     First Six Months 1998 Compared to First Six Months 1997

     Net Sales

            Net sales increased $20.5 million, or 27.8%, from $74.0 million for the first six months 1997 to $94.5 million for the first six months 1998. Reeves contributed $24.5 million to net sales in the first six months 1998.

            Installed Home Improvements

            Installed home improvement product sales decreased $4.0 million, or 5.3%, from $74.0 million for the first six months 1997 to $70.0 million for the first six months 1998. Net sales attributable to roofing and gutter products and services decreased $1.9 million or 4.0% to $44.6 million for the first six months 1998. Net sales attributable to fencing products and services decreased $1.0 million or 7.7% to $12.3 million for the first six months 1998. Net sales attributable to garage doors, entry doors, and other products and services decreased $1.4 million or 11.1% to $11.4 million for the first six months 1998. Credit participation fee income increased $143 thousand to $913 thousand in the first six months 1998. Interest income on receivables financed by the Company's consumer finance subsidiary, Marquise Financial, increased $213 thousand to $787 thousand for the first six months 1998. Backlog, defined as jobs sold but not installed, increased $5.1 million from $10.9 million at the end of December, 1997 to $16.0 million at the end of the first six months 1998. Backlog increased $5.4 million from $14.8 million at the end of December 1996 to $20.2 million at the end of the second quarter 1997. The decrease in installed sales and the reduced amount of backlog was attributable to a significant decrease, primarily in the second quarter 1998, in lead production or number of in-home presentations and lower unit sales prices partially offset by improved operating efficiencies measured in close ratio, reduced cancellations and increased credit approvals.

            Manufacturing and Wholesale Distribution

            Manufacturing and wholesale distribution sales are comprised of the following major product lines:

               Chain link and accessories             $17,077,000
               Wood                                     4,488,000
               Ornamental/specialty                     1,929,000
               Gate operators and access control          903,000
               Security systems                         1,647,000
                                                       26,044,000
               Less:  inter-segment sales               1,560,000
                                                      $24,484,000

     Gross Profit

            Gross profit increased $3.3 million, or 9.9%, from $33.1 million, or 44.7% of net sales, for the first six months 1997 to $36.4 million, or 38.5% of net sales, for the first six months 1998. Reeves contributed $6.0 million to gross profit in the first six months 1998.

            Installed Home Improvements

            Installed  home  improvement  product gross  profit  decreased  $2.8 million, or 8.3%, from $33.1 million, or 44.7% of installed home improvement product sales, for the first six months 1997 to $30.3 million, or 43.3% of installed home improvement product sales, for the first six months 1998. The decrease in gross profit amount was attributable to lower sales volume due primarily to the decrease, in the second quarter, in lead count. The decrease in gross profit, expressed as a percentage of installed home improvement product sales, resulted from a decrease in average unit sales price as a result of expanded and lower price points, partially offset by a $356 thousand increase in credit participation fee income and in finance interest income. The license fee incurred to Sears decreased $824 thousand, or 10.5%, from $7.9 million, or 10.8% of net installed home improvement product sales, for the first six months 1997 to $7.0 million, or 10.3% of net installed home improvement product sales, for the first six months 1998. The decrease in the license fee incurred to Sears for the first six months 1998 was due to an overall decrease in net installed home improvement product sales and to a shift in the balance of sales, primarily roofing repairs and pricing test programs, to lower license fee products and services. Sears and the Company entered into a three-year license agreement effective January 1, 1996. Among other things, the license agreement provides for a fixed license fee, at the March 1995 license fee rate, to be charged during the term of the license agreement. Gross profit before the Sears license fee, credit participation fee and finance interest income decreased $3.9 million, or 9.9%, from $39.6 million, or 54.5% of net installed home improvement product sales, for the first six months 1997 to $35.7 million, or 52.2% of net installed home improvement product sales, for the first six months 1998. The decrease in gross profit amount and gross profit index was attributable to lower sales volume and unit prices. The unit costs of materials, installation labor and warranty expense remained relatively constant during the six month period.

            Manufacturing and Wholesale Distribution

            Manufacturing and wholesale distribution gross profit was $6.0 million or 22.9% of gross (before inter-segment elimination) manufacturing and wholesale distribution revenue.

     Selling, General and Administrative Expenses

            Selling, general and administrative expenses increased $2.0 million, or 6.3%, from $31.9 million in the first six months 1997 to $33.9 million in the first six months 1998 and, as a percentage of net sales, decreased from 43.1% to 35.9%. Reeves contributed $4.2 million in selling, general and administrative expense in the first six months 1998.

            Installed Home Improvements

            Selling, general and administrative expenses for this segment decreased $2.1 million, or 6.6%, from $31.9 million in the first six months 1997 to $29.8 million in the first six months 1998 and, as a percentage of installed home improvement sales, decreased from 43.1% to 42.5%. Direct advertising expense decreased $1.2 million, or 22.9%, from $5.3 million for the first six months 1997 to $4.1 million for the first six months 1998; as a percentage of net segment sales, direct advertising expense decreased from 7.2% for the first six months 1997 to 5.9% for the first six months 1998, reflecting decreased radio and newspaper advertising placements and below plan lead generating effectiveness of ad placements offset by improved close ratios during the first six months. Selling commission expense, including attendant payroll-related benefits, decreased $882 thousand, or 11.4%, from $7.7 million in the first six months 1997 to $6.8 million in the first six months 1998; as a percentage of net installed sales, selling commission expense decreased from 10.6% to 10.0% in the first six months 1998. Sales representatives are compensated on a variable commission basis depending upon the type and gross profit of product sold. Performance-based compensation paid to officers and field, sales and production managers decreased $248 thousand to $246 thousand in the first six months, reflecting the decrease in net installed home improvement sales and operating profit. The balance of selling, general and administrative expenses, primarily sales lead-generation activities, administrative, field operations and Marquise Financial payrolls and related costs and general expenses, increased $239 thousand, or 1.3%, from $18.4 million, or 24.9% of net segment sales, in the first six months 1997 to $18.6 million, or 26.6% of net segment sales, in the first six months 1998. Included in general and administrative expenses were special charges related to the Reeves acquisition and lead center activities aggregating $450 thousand and information technology project expenses approximating $450 thousand. Information technology expenses are expected to continue into the third and fourth quarters before expected benefits may be realized.

            Manufacturing and Wholesale Distribution

            Selling, general, and administrative expenses for this segment includes selling expenses of $3.4 million representing the operations, primarily payroll and related costs, and facilities and equipment costs, of 31 distribution centers and $832 thousand of general and administrative expenses.

     Operating Interest Expense

            Operating interest expense increased from $0 in the first six months 1997 to $123 thousand in the first six months 1998. The increase in operating interest expense resulted from the Company's finance subsidiary's borrowings during the first six months.

     Amortization of Intangibles

            Amortization of intangibles increased $138 thousand from $296 thousand in the first six months 1997 to $434 thousand in the first six months 1998. The amortization expense relates primarily to goodwill incurred in connection with the September 1994 stock repurchase from management and the Reeves acquisition in April 1998.

     Interest Expense

            Interest expense increased from $0 in  the first six months 1997  to
     $752  thousand in the   first six  months 1998.   This increase  relates to
     interest expense incurred related to working capital requirements and the debt associated with the acquisition of Reeves.

     Interest Income and Other

            Interest income decreased $150 thousand from $406 thousand in the first six months 1997 to $256 thousand in the first six months 1998, primarily due to decreased interest income from lower invested cash balances.

     Income Tax Provision

            The Company's income tax provision increased from $515 thousand, or an effective rate of 39.0%, for the first six months 1997 to $599 thousand, or an effective rate of 42.6%, for the first six months 1998. The difference in the effective income tax rate and the federal statutory rate (34%) is due primarily to amortization of intangibles which are not deductible for income tax purposes and the effect of state income taxes.

     LIQUIDITY AND CAPITAL RESOURCES

            The Company's primary capital needs have been to fund the growth of the Company, to fund the September 1994 stock repurchase from management, to fund the operations of the Company's finance subsidiary, Marquise Financial, and, more recently, to fund new information technology systems and the acquisition of Reeves. The Company's primary sources of liquidity have been cash flow from operations, borrowings under its bank credit facility, and, in June 1996, the net proceeds of its initial public offering. The Company's home improvement installation business is not capital intensive. Capital expenditures for first six months 1998 and years 1997 and 1996 were approximately $1.5 million, $4.3 million, and $461 thousand, respectively. Capital expenditures for 1998 are expected to approximate $3.3 million, primarily related to ongoing new equipment purchases and software development for the Company's information technology systems and major plant repairs. Future requirements for new information technology and other capital expenditures are expected to be funded by cash flow from operations and operating leases. On April 30, 1997, the Company announced a stock repurchase program to repurchase up to 500,000 shares of its common stock and on August 12, 1997, the Company increased the number of shares it is authorized to repurchase by 500,000 to 1,000,000 shares. During the second and third quarters 1997 the Company purchased 572,300 shares of its common stock for $4.7 million.

            On April 20, 1998, the Company acquired all of the issued and outstanding stock of Reeves for approximately $43 million, including transaction expenses.

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

            In November 1995, the Company commenced the operations of Marquise Financial. Marquise's primary objective is to support, along with other designated third-party finance companies, the Company's requirement for providing financing to its core installation business customers. In the fourth quarter 1996, as a follow-on objective to expanding Marquise Financial's consumer financing markets and products, Marquise introduced a new finance product -- fixed rate loans secured by developed residential real estate -- to a segment of its creditworthy customers that cannot obtain unsecured consumer loans. During the second quarter 1997, Marquise Financial expanded its scope of operations, in part to leverage its consumer finance infrastructure to i) purchase from third parties portfolios of secured receivables, and ii) originate secured receivables from customers of, and/or purchase individual secured receivables originated by, entities other than the Company and its affiliates. These entities do not necessarily engage in business in any of the Company's product lines. As a general proposition, these entities are all expected to operate businesses related to installed home improvement products and services, although from time to time Marquise Financial may also originate or purchase receivables secured by commercial real estate or otherwise acquire or originate loans that do not constitute obligations arising from installed home improvements. The outstanding principal amount of individual receivables purchased by Marquise Financial from entities other than the Company may significantly exceed the average amount of all receivables owned by Marquise Financial. The Company is continually mindful of the risks associated with consumer financing and plans to increase its consumer finance receivable portfolio at a measured pace commensurate with its available resources and acceptable levels for losses on finance receivables. Marquise Financial has been capitalized and funded with the Company's excess operating cash flow and borrowings under the Company's former $15 million bank line of credit, which were subsequently paid down with a portion of the proceeds from the Company's June 1996 initial public offering. In December 1997, Marquise Financial obtained a $10 million secured line of credit and, at June 30, 1998, had borrowed $3.8 million. At June 30, 1998, Marquise Financial has approximately $10.6 million in net finance receivables. During 1998, Marquise Financial originated or purchased approximately $3.8 million of fixed rate, secured loans. At June 30, 1998, Marquise had approximately $1.0 million in outstanding commitments of the fixed rate, secured loans. The Company anticipates that its existing cash balances, the bank lines of credit, the sale of Marquise Financial's consumer loan finance receivables as market conditions may warrant from time to time and excess cash flow from its core installation operations will be sufficient to satisfy the Company's financing cash requirements in the foreseeable future.

            In December 1996, with an initial investment of approximately $450 thousand, the Company completed agreements with insurance companies with the effect of establishing a captive insurance company. At June 30, 1998, the investment in the captive insurance company approximated $1.1 million. The primary objective of this captive insurance business is to provide the means for offering workers' compensation and general liability insurance coverage, primarily for Company installations, to qualified installers as the Company seeks to maintain and expand its core complement of independent installers. Premiums are immediately collected through deductions from payments to installers; and the excess cash balances, after administrative expenses, are invested, pursuant to agreement, with the insurance companies. Losses are comprised of actual claims paid, reserves for open claims and allowances for incurred but not reported claims. The Company maintains individual and aggregate stop-loss reinsurance coverage at levels deemed to be adequate by management of the Company. Premiums collected in the first six months 1998 and year 1997 were approximately $275 thousand and $571 thousand, respectively.

            From its inception in June 1993, the Company has generated cash flow from operations of approximately $22.0 million. Cash flows from operations have been used to fund and leverage the Company's investing activities, including Reeves acquisition, Marquise Financial consumer lending activities, and capital expenditures; and its financing activities, including the repurchase of 40.2% of common stock in September 1994 from management, and repurchase of 6.3% of common stock in 1997. At June 30, 1998, the Company had approximately $26.8 million in cash and cash equivalents and trade receivables and net working capital of $13.6 million. At June 30, 1998, the Company had $13.5 million in unused bank lines of credit and $53.9 million total debt including $41.5 million under its bank lines of credit.

            The Company has not completed its assessment of compliance issues for the Year 2000 date change. The Company has also not determined the cost of these compliance issues or the time it will take to complete compliance. As a preliminary assessment, the Company believes its new investments in information technology systems, including software, are Year 2000 compliant and as such should not pose significant operational problems for its computer systems. The Company expects to complete its full assessment of the Year 2000 issue, including its manufacturing and distribution systems and operations, not later than December 31, 1998, which is prior to any anticipated impact on its operating systems and manufacturing and distribution systems and processes. As part of the Year 2000 assessment, the Company has initiated formal communications with all of its significant suppliers, third-party finance sources, and Sears to determine the extent to which the Company's interface systems are vulnerable to those parties' failure to remedy their Year 2000 issues. There is no guarantee that the systems of other companies on which the Company relies will corrected in a timely manner or that the failure to correct will not have a material adverse effect on the Company's systems. Year 2000 modifications and assessments are based on management's best estimates, which were derived utilizing numerous assumptions of future events, including availability of certain resources and other factors. However, there can be no guarantee the estimates and assessments will be achieved or come to pass, and actual results could differ materially from those anticipated.

          Certain statements contained herein, including without limitation, statements addressing the beliefs, plans, objectives estimates or expectations of the Company or future results or events constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known or unknown risks, including, but not limited to, general economic and business conditions, matters related to the licensing agreement between Diamond Exteriors, Inc. and Sears, Roebuck and Co., the impact of the Company's response to Year 2000 issues, warranty exposure, the Company's reliance on sales associates and on the availability of qualified independent installers, and conditions in the installed home improvement industry, including, without limitation, the fencing and perimeter security products business. There can be no assurance that the actual future results, performance, or achievements expressed or implied by such forward-looking statements will occur. Users of forward-looking statements are encouraged to review Item 7 of the Company's 1997 annual report on Form 10-K, its filings on Form 10-Q, management's discussion and analysis in the Company's 1997 annual report to stockholders, the Company's filings on Form 8-K, and other federal securities law filings for a description of other important factors that may affect the Company's business, results of operations and financial condition.


                             PART II.  OTHER INFORMATION

     ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

            On   May  14,  1998,  the   Company  held  its   Annual  Meeting  of
     Shareholders. The only matter voted on by the shareholders was the election of directors to the Board of Directors. By a majority of shares represented at the Annual Meeting, the shareholders elected directors to serve one-year terms as follows: Messrs. C. Stephen Clegg, James F. Bere, Jr., James M. Gillespie, Jacob Pollock, William R. Griffin and George A. Stinson.

            Shares were voted as follows:

                                   Number of Shares of Common Stock
     Election of Directors                For           Withheld

     James F. Bere, Jr.               7,690,190          204,825
     Stephen Clegg                    7,688,890          206,125
     James M. Gillespie               7,690,640          204,375
     Jacob Pollock                    7,689,180          205,835
     William R. Griffin               7,690,640          204,375
     George A. Stinson                7,602,190          292,825


     ITEM 5.  OTHER INFORMATION

            The Company has amended its By-Laws in respect to the period of notification to include new business to be taken up at any meeting of stockholders. Accordingly, stockholders wishing to bring a proposal before the 1999 Annual Meeting of Stockholders (but not include it in the Company's Proxy Statement) must cause written notice of the proposal to be received by the Secretary of the Company at the Executive and Administrative offices of the Company not less than 90 days and not more than 120 days before the date of the Annual Meeting of Stockholders.

     ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

        (a)  Exhibits

                (27)   Financial Data Schedule.

        (b)(i) A report on Form 8-K was filed on April 30, 1998 announcing the the closing of the acquisition of Reeves Southeastern Corporation and the Credit Agreement between the Company and Harris Trust and Savings Bank and providing copies of the Stock Purchase Agreement for the Acquisition of Reeves Southeastern Corporation and the
 	             Credit Agreement with Harris Trust and Savings Bank.

          (ii) A  report on Form  8-K/A was filed  on May  13, 1998 providing
               financial  statements,  pro   forma  financial  information   and
               exhibits pertaining to the acquisition by the Company's wholly-owned subsidiary Diamond Acquisition Corp. on April 20, 1998 of all the issued and outstanding voting stock of Reeves Southeastern Corporation.

                                      Signatures

            Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        DIAMOND HOME SERVICES, INC.


                                              /s/ Richard G. Reece
                                        ---------------------------------
                                        By:   Richard G. Reece
     Date:  August 14, 1998                   Vice President and
                                              Chief Financial Officer
                                              (For the Registrant and as
                                              Principal Financial Officer)