Form 10-Q
period 1998-09-30
DIAMOND HOME SERVICES INC
filed 1998-11-16
CIK 1012442

================================================================================
                                   FORM 10 - Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
================================================================================
(Mark One)
[X]          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the Quarterly Period Ended September 30, 1998

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes (X ) No ( )

The number of shares of the registrant's common stock outstanding as of October 30, 1998, the latest practicable date, was 8,507,375 shares.



                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS


                  DIAMOND HOME SERVICES, INC. AND SUBSIDIARIES

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)

                                                        Three Months Ended                Nine Months Ended
                                                           September 30,                    September 30,
                                                   ------------------------------   ------------------------------
                                                       1998            1997              1998           1997
                                                       ----            ----              ----           ----
                                                               (In thousands, except per share data)

Net sales......................................          $76,505         $48,301          $170,996       $122,263
Cost of sales..................................           50,013          27,056           108,153         67,933
                                                   -------------- ---------------   --------------- --------------
Gross profit...................................           26,492          21,245            62,843         54,330
Operating expenses:
    Selling, general, and administrative expense          24,104          19,050            57,995         50,924
    Operating interest expense.................               83              --               206             --
    Amortization expense.......................              316             151               750            447
                                                   -------------- ---------------   --------------- --------------
Operating income...............................            1,989           2,044             3,892          2,959
Interest expense...............................            1,039              --             1,791             --
Interest income and other......................              147             170               403            576
                                                   -------------- ---------------   --------------- --------------
Income before income taxes.....................            1,097           2,214             2,504          3,535
Income tax provision...........................              531             864             1,130          1,379
                                                   -------------- ---------------   --------------- --------------
Net income.....................................             $566          $1,350            $1,374         $2,156
                                                   ============== ===============   =============== ==============

Net income per share:
     Basic.....................................             $.07            $.16              $.16           $.24
                                                   ============== ===============   =============== ==============
     Diluted...................................             $.07            $.16              $.16           $.24
                                                   ============== ===============   =============== ==============
Weighted average number of common shares outstanding:
     Basic.....................................            8,507           8,702             8,507          8,957
                                                   ============== ===============   =============== ==============
     Diluted...................................            8,508           8,702             8,508          8,957
                                                   ============== ===============   =============== ==============


See accompanying notes.





                  DIAMOND HOME SERVICES, INC. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                     September 30, 1998      December 31, 1997
                                                                     --------------------    -------------------
                                                                         (Unaudited)
                                                                                   (In thousands)
                                                    ASSETS
Current assets
  Cash and cash equivalents.....................................               $   3,696                 $9,966
  Accounts receivable, net......................................                  23,733                  6,630
  Inventories, net..............................................                  16,368                     --
  Refundable income taxes.......................................                     375                    986
  Prepaids  and other current assets............................                   3,605                  1,959
  Deferred income taxes.........................................                   2,489                    872
                                                                     --------------------    -------------------
Total current assets............................................                  50,266                 20,413

Finance company accounts receivable, net........................                  11,056                  8,758

Net property, plant and equipment...............................                  18,229                  5,546
Intangible assets, net..........................................                  37,210                 16,514
Deferred income taxes...........................................                     852                  1,892
Other...........................................................                   7,846                  3,466
                                                                     --------------------    ------------------
Total assets....................................................                $125,459                $56,589
                                                                     ====================    ===================

                                  LIABILITIES AND COMMON STOCKHOLDERS' EQUITY
Current Liabilities
  Current portion of long-term debt.............................                $  7,022            $        --
  Due to bank...................................................                   4,525                  2,050
  Accounts payable and accrued liabilities......................                  22,219                 10,070
  Deferred revenue..............................................                     729                     --
  Due to stockholders...........................................                     554                    554
                                                                     --------------------    -------------------
Total current liabilities.......................................                  35,049                 12,674
Long-term liabilities:
  Long-term debt................................................                  41,674                     --
  Warranty and retention........................................                  10,290                  9,161
  Deferred income taxes.........................................                     790                     --
  Due to stockholders...........................................                     108                    544
   Other........................................................                   1,862                     --
                                                                     --------------------    -------------------
Total long-term liabilities.....................................                  54,724                  9,705
Common stockholders' equity.....................................                  35,686                 34,210
                                                                     --------------------    -------------------
Total liabilities and common stockholders' equity...............                $125,459                $56,589
                                                                     ====================    ===================
See accompanying notes.





                  DIAMOND HOME SERVICES, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                                Nine Months Ended
                                                                                                   September 30
                                                                                             -------------------------
                                                                                                  (In thousands)
                                                                                                1998          1997
Net income.................................................................................       $1,374       $2,156
   Adjustments to reconcile net income to net cash provided by (used in) operating activities:
      Depreciation and amortization........................................................        1,550          694
      Deferred income taxes................................................................        (577)           28
      Other................................................................................          227           --
       Changes in operating assets and liabilities:
        Accounts receivable and other assets...............................................      (4,405)      (2,362)
        Inventories........................................................................        (938)           --
        Accounts payable and accrued expenses..............................................      (1,449)        (267)
        Deferred revenues..................................................................        (356)           --
        Warranty and retention.............................................................        1,129        1,572
                                                                                             ------------  -----------
   Net cash used in operating activities...................................................      (3,445)        1,821
Investing activities:
     Acquisition of Reeves Southeastern Corporation, net of cash acquired..................     (30,938)           --
    Consumer finance loans originated, net of collections..............................          (2,298)      (2,019)
    Advances to "captive" insurance company and other......................................          630        (731)
    Capital expenditures, net..............................................................      (2,460)      (3,887)
                                                                                             ------------  -----------
    Net cash used in investing activities..................................................     (35,066)      (6,637)
Financing activities:
     Advances under revolving credit agreement, net........................................          100           --
    Proceeds on issuance of term debt......................................................       30,000           --
    Borrowings on finance company bank line of credit, net.................................        2,475           --
    Purchases of treasury stock............................................................           --      (4,688)
    Payments on notes receivable from officers for treasury stock and other................          102          356
    Payments due to stockholders...........................................................        (436)        (422)
                                                                                             ------------  -----------
    Net cash provided by (used in) financing activities....................................       32,241      (4,754)
    Net decrease in cash and cash equivalents..............................................      (6,270)      (9,570)
    Cash and cash equivalents at beginning of period.......................................        9,966       18,982
                                                                                             ------------  -----------
    Cash and cash equivalents at end of period.............................................       $3,696       $9,412
                                                                                             ============  ===========
   Supplemental cash flow disclosure:
     Interest paid.........................................................................       $1,089           --
                                                                                             ============  ===========
     Income taxes paid.....................................................................       $1,241       $1,362
                                                                                             ============  ===========
   Investing  and   financing   activities   exclude  the   following   non-cash
transactions:
      Acquisition of Reeves Southeastern Corporation through notes payable.................      $11,413           --
                                                                                             ============  ===========
See accompanying notes.





                  DIAMOND HOME SERVICES, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1.            BASIS OF PRESENTATION

             The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month and nine-month periods ended September 30, 1998 are not necessarily indicative of the results that may be expected for the year ending December 31, 1998. For further information, refer to the consolidated financial statements included in the Company's 1997 Annual Report on Form 10-K and Form 8-K/A filed May 13, 1998.

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

2.           CONSUMER FINANCING

             The  following  summarized  condensed  financial   information  for
Marquise Financial, the Company's finance subsidiary, is before elimination of inter-company transactions in consolidation:





                                                               September 30, 1998          December 31, 1997
                                                             -----------------------     -----------------------
                                                                  (Unaudited)
ASSETS:
Cash.....................................................                  $239,000                     $23,000
Financing receivables, net...............................                11,056,000                   8,758,000
Other assets.............................................                 1,064,000                   1,046,000
                                                             -----------------------     -----------------------
Total assets.............................................               $12,359,000                  $9,827,000
                                                             =======================     =======================
LIABILITIES AND STOCKHOLDER'S EQUITY:
Due to Bank..............................................                $4,525,000                  $2,050,000
Due to Diamond Exteriors, Inc............................                 7,438,000                   7,388,000
Other....................................................                    52,000                     147,000
                                                             -----------------------     -----------------------
Total liabilities........................................                12,015,000                   9,585,000
Total stockholder's equity...............................                   344,000                     242,000
                                                             =======================     =======================
Total liabilities and stockholder's equity...............               $12,359,000                  $9,827,000
                                                             =======================     =======================


Results of operations for the three months and nine months ended September 30, 1998 and 1997, respectively:


                                                          Three Months Ended                Nine Months Ended
                                                             September 30,                     September 30,
                                                      ----------------------------    -------------------------------
                                                          1998          1997               1998            1997
                                                          ----          ----               ----            ----
                                                                               (Unaudited)

Financing income....................................      $407,000       $326,000         $1,194,000        $900,000
General and administrative expenses (1).............       505,000        689,000         $1,472,000       1,681,000
                                                      ------------- --------------    --------------- ---------------
Loss before tax benefit.............................        98,000        363,000            277,000         781,000
Income tax benefit..................................        42,000        142,000            114,000         305,000
                                                      ------------- --------------    --------------- ---------------
Net loss............................................       $56,000       $221,000            163,000        $476,000
                                                      ============= ==============    =============== ===============

(1)  Includes  interest  expense  paid  to  Diamond  Home  Services,  Inc.  (the
"Company") and provision for credit losses.



Cash flow for the nine months ended September 30, 1998 and 1997, respectively:


                                                                   Nine Months Ended September 30
                                                             -------------------------------------------
                                                                  1998                       1997
                                                             ---------------           -----------------
                                                                            (Unaudited)
Cash at beginning of period............................                 $0                     $50,000
Net cash used in operating activities..................           (276,000)                   (476,000)
Net cash used in investing activities..................         (2,298,000)                 (1,039,000)
Net cash provided by financing activities..............          2,813,000                   1,465,000
                                                             ---------------           -----------------
Cash at end of period..................................           $239,000                          $0
                                                             ===============           =================

     At September 30, 1998, Marquise Financial had approximately $2.0 million in approved but not funded loan commitments.

3.           ACQUISITION

     On April 20, 1998, the Company consummated the purchase of all the outstanding and voting shares in the capital of Reeves Southeastern Corporation ("Reeves") for an aggregate consideration of $42,900,000 consisting of: 1) $30,000,000 cash at closing; 2) $3,700,000 non-interest bearing notes payable in installments through June 2000; 3) $8,000,000 in 7% notes payable (to be paid into an escrow account for future possible environmental expenses, as defined) in installments through June 2005; and 4) $1,500,000 in transaction costs (the "Acquisition"). In connection with the Acquisition, the Company replaced its $15 million unsecured bank line of credit with a $45 million secured bank line of credit.

     Based on the terms of the transaction, the acquisition is accounted for as a purchase, in accordance with Accounting Principles Board Opinion No. 16 ("APB No. 16"). Accordingly, the accompanying condensed consolidated statements of income include Reeves's results of operations since the date of acquisition. The Company revalued the basis of Reeves's acquired assets and assumed liabilities to fair value at the date of purchase. The purchase price of Reeves is calculated as the cash plus fair value of notes paid plus the Company's transaction costs. The difference between the purchase price and the fair value of identifiable tangible and intangible assets acquired and the liabilities assumed and incurred is recorded as goodwill and will be amortized over a period of 40 years. The Company has not completed its valuation of the Reeves acquisition and the purchase price allocation is subject to change as additional information concerning asset and liability valuation is completed. The preliminary allocation of purchase price is as follows:

                   Purchase price                               $41,413,000
                   Transaction costs                              1,500,000
                                                         -------------------
                   Total purchase price                         $42,913,000
                                                         ===================

                   Fair value of assets acquired                $48,832,000
                   Goodwill                                      21,366,000
                   Liabilities assumed                         (27,285,000)
                                                         -------------------
                   Total                                        $42,913,000
                                                         ===================

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


                                                 Three months ended                     Nine months ended
                                                   September 30,                          September 30,
                                        ------------------------------------    -------------------------------------
                                              1998              1997                  1998               1997
                                              ----              ----                  ----               ----
Revenues                                     $76,505,000        $79,225,000          $201,525,000       $214,201,000
Net income                                       566,000          1,778,000             1,301,000          3,233,000
Net income per share -- diluted                     $.07               $.20                  $.15               $.36


          The pro forma results have been prepared for comparative purposes only and do not purport to be indicative of the results which actually would have been attained if the Acquisition had been consummated on the dates indicated above, nor does it purport to indicate or suggest what the results of the operations of the Company will be for any future period.

4.        INVENTORIES

          The components of inventories at September 30 are as follows:
                                                               1998
                                                               ----
                   Raw materials                                 $616,000
                   Work in progress                               628,000
                   Finished goods                              15,124,000
                                                         =================
                   Total                                      $16,368,000
                                                         =================


5.        DEBT

          In connection with the Reeves acquisition, in April 1998, the Company replaced its $15,000,000 unsecured bank line of credit with a $42,000,000 (as amended) secured syndicated bank credit facility. The credit facility, as amended, is for a term of five years expiring April 2003. The credit facility provides, among other things: 1) $30,000,000 in term notes (to be used solely for the Reeves acquisition) with quarterly principal payments of $1,047,000 commencing in December 1998; and 2) a $15,000,000 revolving line of credit (to be used for Reeves's working capital requirements and general corporate purposes). In connection with the increase in interest rates discussed below, the revolving line of credit was reduced to $12,000,000 in November 1998. In November 1998 the interest rates for the term notes and revolving line of credit were increased to provide for monthly interest payments at varying premiums over LIBOR or bank prime rates, at borrower's option, based on EBITDA coverage ratios. Through December 31, 1998, the interest rates are fixed as follows: 1) Term Notes: LIBOR plus 3.00% or prime plus .75%; and 2) Revolving line of credit: LIBOR plus 3.00% or prime plus .75%. The interest rates on the Term Note and Revolving line were increased and the amount of the revolving line of credit was reduced as discussed above until such time as the Company meets its minimum EBITDA coverage ratio. The terms of the credit facility contain, among other provisions, restrictive requirements for maintaining cash flow and debt coverage ratios, minimum net worth, restrictions on incurring additional debt, dividends, acquisitions and stock repurchases. Deferred loan fees and costs are amortized over the term of the credit facility (5 years).

          At September 30, 1998, debt consisted of:

                   Term notes                          $30,000,000
                   Revolver                              7,278,000
                   7% Notes payable                      8,000,000
                   0% Notes payable                      3,487,000
                   Discount                              (284,000)
                   Capital leases                          215,000
                                                  -----------------
                                                        48,696,000
                   Less:  current portion              (7,022,000)
                                                  =================
                                                       $41,674,000
                                                  =================

6.        SUBSEQUENT EVENT

          In October, 1998, the Company entered into an agreement to acquire certain net assets and the business of KanTel, the telephone lead-taking operation and telemarketing division of HI Inc., a related party, for an aggregate purchase price of $2.7 million consisting of 1) $1.5 million in cash and 2) $1.2 million in 5% convertible subordinated notes due October 2005.






ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

THIRD QUARTER 1998 COMPARED TO THIRD QUARTER 1997

Net Sales

          Net sales increased $28.2 million, or 58.4%, from $48.3 million for the third quarter 1997 to $76.5 million for the third quarter 1998. Reeves contributed $29.9 million to net sales for the third quarter 1998.

          Installed Home Improvements

          Installed home improvement product sales decreased $1.7 million, or 3.5%, from $48.3 million for the third quarter 1997 to $46.6 million for the third quarter 1998. Net sales attributable to roofing and gutter products and services increased $1.2 million, or 3.9%, to $31.2 million in the third quarter 1998. Net sales attributable to fencing products and services decreased $596 thousand, or 6.8%, to $8.1 million in the third quarter of 1998. Net sales attributable to garage doors, entry doors, and other products and services decreased $2.5 million, or 28.0%, to $6.3 million in the third quarter 1998. Credit participation fee income increased $111 thousand to $632 thousand in the third quarter 1998. Finance interest income increased $81 thousand to $407 thousand on receivables financed by the Company's finance subsidiary, Marquise Financial. Backlog, defined as jobs sold but not installed, increased $2.6 million from $16.0 million at the end of June 1998 to $18.6 million at the end of the third quarter 1998. Backlog decreased $3.2 million from $20.2 million at the end of June 1997 to $17.0 million at the end of the third quarter 1997. The decrease in installed sales was attributable to a $2.3 million decrease in door category sales, primarily in security, storm, and entry doors, as Sears expanded the sale of security and entry doors into many of its stores and permitted other licensees to increase sales of these products. The increase in backlog compared to the end of the second quarter 1998 was attributable to improved operating efficiencies measured in close ratio, reduced cancellations and increased credit approvals.



          Manufacturing and Wholesale Distribution

          Manufacturing and wholesale distribution sales are comprised of the following major product lines:

              Chain link and accessories                            $20,284,000
              Wood                                                    4,714,000
              Ornamental/specialty                                    2,524,000
              Gate operators and access control                       1,199,000
              Security systems                                        2,620,000
                                                               -----------------
                                                                     31,341,000
              Less:  inter-segment sales                              1,452,000
                                                               =================
                                                                    $29,889,000
                                                               =================

          Manufacturing and wholesale distribution sales, after adjusting for the planned discontinuation of a pipe and tube joint venture, was 1.4% lower than the comparable prior period. The quarter was impacted by lower sales in the Richmond, Virginia market and a general softness of sales in the northeast markets, consistent with the Company's installed home improvement segment.

Gross Profit

          Gross profit increased $5.2 million, or 24.7%, from $21.2 million, or 44.0% of net sales, for the third quarter 1997 to $26.5 million, or 34.6% of net sales, for the third quarter 1998. Reeves contributed $7.2 million to gross profit in the third quarter 1998 (on net sales, after inter-segment sales, of $29.9 million).

          Installed Home Improvements

          Installed home improvement product gross profit decreased $1.9 million, or 9.3%, from $21.2 million, or 44.0% of installed home improvement product sales, for the third quarter 1997 to $19.3 million, or 41.4% of installed home improvement product sales, for the third quarter 1998. The decrease in gross profit amount was attributable to reduced door sales, lower sales volume in fencing products and services due to the decrease in lead count, and overall lower average unit sales price as a result of expanded and lower price points. The decrease in gross profit, expressed as a percentage of installed home improvement product sales, resulted from a decrease in average unit sales price as a result of expanded and lower price points, partially offset by a $192 thousand increase in credit participation fee income and in finance interest income. The license fee incurred to Sears decreased $332 thousand, or 6.5%, from $5.1 million, or 10.7% of net installed home improvement product sales (which is defined as installed home improvement product sales or segment sales excluding credit participation and finance interest income), for the third quarter 1997 to $4.8 million, or 10.5% of net installed home improvement product sales, for the third quarter 1998. The decrease in the license fee amount and index incurred to Sears for the third quarter 1998 was due to an overall decrease in net installed home improvement product sales and to a shift in the balance of sales, primarily roofing repairs and pricing test programs, to lower license fee products and services. Sears and the Company entered into a three-year license agreement effective January 1, 1996. Among other things, the license agreement provides for a fixed license fee, at the March 1995 license fee rate, to be charged during the term of the license agreement. Gross profit before the Sears license fee, credit participation fee and finance interest income decreased $2.5 million, or 9.8%, from $25.5 million, or 53.7% of net installed home improvement product sales, for the third quarter 1997 to $23.0 million, or 50.5% of net installed home improvement product sales, for the third quarter 1998. The decrease in gross profit amount and gross profit index was attributable to lower sales volume, including the decrease of $2.3 million in door sales, and lower average unit sales prices. The unit costs of materials, installation labor and warranty expense remained relatively constant during the quarterly period.

          Manufacturing and Wholesale Distribution

          Manufacturing and wholesale distribution gross profit was $7.2 million or 23.0% of gross (before inter-segment elimination) manufacturing and wholesale distribution revenue. Gross profit, as a percentage of segment sales, approximated last year's index of 23.2%.

Selling, General and Administrative Expenses

          Selling, general and administrative expenses increased $5.1 million, or 26.5%, from $19.0 million in the third quarter 1997 to $24.1 million in the third quarter 1998 and, as a percentage of net sales, decreased from 39.4% to 31.5%. Reeves contributed $5.4 million in selling, general and administrative expense in the third quarter 1998.

          Installed Home Improvements

          Selling, general and administrative expenses for this segment decreased $342 thousand, or 1.8%, from $19.0 million in the third quarter 1997 to $18.7 million in the third quarter 1998 and, as a percentage of installed home improvement sales, increased from 39.4% to 40.2%. Direct advertising expense increased $631 thousand, or 23.2%, from $2.7 million for the third quarter 1997 to $3.4 million for the third quarter 1998; as a percentage of net installed sales, direct advertising expense increased from 5.6% for the third quarter 1997 to 7.4% for the third quarter 1998, reflecting substituting local newspaper advertising placements for pay-per-lead ad placements, in addition to below-plan lead generating effectiveness of ad placements, offset by improved close ratios during the quarter. Selling commission expense, including attendant payroll-related benefits, decreased $658 thousand, or 13.1%, from $5.0 million in the third quarter 1997 to $4.4 million in the third quarter 1998; as a percentage of net installed sales, selling commission expense decreased from 10.7% to 9.6% in the third quarter 1998. Sales representatives are compensated on a variable commission basis depending upon the type and gross profit of product sold. Performance-based compensation paid to officers and field, sales and production managers decreased $509 thousand to $248 thousand in the third quarter, reflecting the decrease in net installed home improvement sales and operating profit. The balance of selling, general and administrative expenses, primarily sales lead-generation activities, administrative, field operations and Marquise Financial payrolls and related costs and general expenses, increased $214 thousand, or 2.0%, from $10.5 million, or 21.8% of net segment sales, in the third quarter 1997 to $10.7 million, or 23.1% of net segment sales, in the third quarter 1998. Included in general and administrative expenses were special charges related to lead center activities approximating $100 thousand and information technology project expenses approximating $350 thousand. Information technology expenses are expected to continue into the fourth quarter before expected benefits may be realized.

          Manufacturing and Wholesale Distribution

          Selling, general, and administrative expenses for this segment includes selling expenses of $4.4 million representing the operations, primarily payroll and related costs, and facilities and equipment costs, of 31 distribution centers and $1.0 million of general and administrative expenses.

Operating Interest Expense

          Operating interest expense increased from $0 in the third quarter 1997 to $83 thousand in the third quarter 1998. The increase in operating interest expense resulted from the Company's finance subsidiary's borrowings during the quarter.

Amortization of Intangibles

          Amortization of intangibles increased $165 thousand from $151 thousand in the third quarter 1997 to $316 thousand in the third quarter 1998. The amortization expense relates primarily to goodwill incurred in connection with the September 1994 stock repurchase from management and the Reeves acquisition in April 1998.

Interest Expense

          Interest expense increased from $0 in the third quarter 1997 to $1.0 million in the third quarter 1998. This increase relates to interest expense incurred related to working capital requirements and the debt associated with the acquisition of Reeves.

Interest Income and Other

          Interest income decreased $23 thousand from $170 thousand in the third quarter 1997 to $147 thousand in the third quarter 1998, primarily due to decreased interest income from lower invested cash balances.

Income Tax Provision

          The Company's income tax provision decreased from $864 thousand, or an effective rate of 39.0%, for the third quarter 1997 to $531 thousand, or an effective rate of 48.4%, for the third quarter 1998. The difference in the effective income tax rate and the federal statutory rate (34%) is due primarily to amortization of intangibles (which increased in 1998) which are not deductible for income tax purposes and the effect of state income taxes.



FIRST NINE MONTHS 1998 COMPARED TO FIRST NINE MONTHS 1997

Net Sales

          Net sales increased $48.7 million, or 39.9%, from $122.3 million for the first nine months 1997 to $171.0 million for the first nine months 1998. Reeves contributed $54.4 million to net sales in the first nine months 1998.

          Installed Home Improvements

          Installed home improvement product sales decreased $5.7 million, or 4.6%, from $122.3 million for the first nine months 1997 to $116.6 million for the first nine months 1998. Net sales attributable to roofing and gutter products and services decreased $695 thousand or 0.9% to $75.8 million for the first nine months 1998. Net sales attributable to fencing products and services decreased $1.6 million or 7.4% to $20.4 million for the first nine months 1998. Net sales attributable to garage doors, entry doors, and other products and services decreased $3.9 million or 17.9% to $17.7 million for the first nine months 1998. Credit participation fee income increased $254 thousand to $1.5 million in the first nine months 1998. Interest income on receivables financed by the Company's consumer finance subsidiary, Marquise Financial, increased $294 thousand to $1.2 million for the first nine months 1998. Backlog, defined as jobs sold but not installed, increased $7.7 million from $10.9 million at the end of December, 1997 to $18.6 million at the end of September 1998. Backlog increased $2.2 million from $14.8 million at the end of December 1996 to $17.0 million at the end of September 1997. The decrease in installed sales was attributable to a significant decrease, primarily in the second quarter 1998, in lead production or number of in-home presentations, lower unit sales prices, and, in this quarter, a $2.3 million decrease in security and entry door sales, partially offset by improved operating efficiencies measured in close ratio, reduced cancellations and increased credit approvals.

          Manufacturing and Wholesale Distribution

          Manufacturing and wholesale distribution sales are comprised of the following major product lines:

                   Chain link and accessories                  $37,245,000
                   Wood                                          9,210,000
                   Ornamental/specialty                          4,566,000
                   Gate operators and access control             2,121,000
                   Security systems                              4,243,000
                                                          -----------------
                                                                57,385,000
                   Less:  inter-segment sales                    3,012,000
                                                          -----------------
                                                               $54,373,000
                                                          =================

          Manufacturing and wholesale distribution sales, after adjusting for the planned discontinuation of a pipe and tube joint venture, were 2.8% lower than the comparable prior period. The period was impacted by lower sales in the Richmond, Virginia market and lower wood sales in the second quarter.

Gross Profit

          Gross profit increased $8.5 million, or 15.7%, from $54.3 million, or 44.4% of net sales, for the first nine months 1997 to $62.8 million, or 36.8% of net sales, for the first nine months 1998. Reeves, acquired in April, 1998, contributed $13.2 million to gross profit in the first nine months 1998.

          Installed Home Improvements

          Installed home improvement product gross profit decreased $4.7 million, or 8.7%, from $54.3 million, or 44.4% of installed home improvement product sales, for the first nine months 1997 to $49.6 million, or 42.5% of installed home improvement product sales, for the first nine months 1998. The decrease in gross profit amount was attributable to lower sales volume due primarily to the decrease, in the second quarter, in lead count, and, in the third quarter, to a $2.3 million decrease in door sales, in addition to the decrease in average unit sales price during the period as a result of expanded and lower price points during the period. The decrease in gross profit, expressed as a percentage of installed home improvement product sales, resulted from a decrease in average unit sales price as a result of expanded and lower price points, partially offset by a $548 thousand increase in credit participation fee income and in finance interest income. The license fee incurred to Sears decreased $1.2 million, or 8.9%, from $13.0 million, or 10.7% of net installed home improvement product sales, for the first nine months 1997 to $11.8 million, or 10.4% of net installed home improvement product sales, for the first nine months 1998. The decrease in the license fee incurred to Sears for the first nine months 1998 was due to an overall decrease in net installed home improvement product sales and to a shift in the balance of sales, primarily roofing repairs and pricing test programs, to lower license fee products and services. Sears and the Company entered into a three-year license agreement effective January 1, 1996. Among other things, the license agreement provides for a fixed license fee, at the March 1995 license fee rate, to be charged during the term of the license agreement. Gross profit before the Sears license fee, credit participation fee and finance interest income decreased $6.4 million, or 9.8%, from $65.1 million, or 54.2% of net installed home improvement product sales, for the first nine months 1997 to $58.7 million, or 51.5% of net installed home improvement product sales, for the first nine months 1998. The decrease in gross profit amount and gross profit index was attributable to lower sales volume, including the decrease of $2.3 million in door sales in the third quarter, and lower average unit sales prices. The unit costs of materials, installation labor and warranty expense remained relatively constant during the nine month period.

          Manufacturing and Wholesale Distribution

          Manufacturing and wholesale distribution gross profit was $13.2 million or 23.0% of gross (before inter-segment elimination) manufacturing and wholesale distribution revenue.


Selling, General and Administrative Expenses

          Selling, general and administrative expenses increased $7.1 million, or 13.9%, from $50.9 million in the first nine months 1997 to $58.0 million in the first nine months 1998 and, as a percentage of net sales, decreased from 41.6% to 33.9%. Reeves, acquired in April, 1998, contributed $9.6 million in selling, general and administrative expense in the first nine months 1998.

          Installed Home Improvements

          Selling, general and administrative expenses for this segment decreased $2.5 million, or 5.0%, from $50.9 million in the first nine months 1997 to $48.4 million in the first nine months 1998 and, as a percentage of installed home improvement sales, decreased from 41.6% to 41.5%. Direct advertising expense decreased $622 thousand, or 7.7%, from $8.0 million for the first nine months 1997 to $7.4 million for the first nine months 1998; as a percentage of net segment sales, direct advertising expense decreased from 6.6% for the first nine months 1997 to 6.4% for the first nine months 1998, reflecting below-plan lead generating effectiveness of ad placements offset by improved close ratios during the first nine months. Selling commission expense, including attendant payroll-related benefits, decreased $1.4 million, or 11.4%, from $12.6 million in the first nine months 1997 to $11.2 million in the first nine months 1998; as a percentage of net segment sales, selling commission expense decreased from 10.2% to 9.6% in the first nine months 1998. Sales representatives are compensated on a variable commission basis depending upon the type and gross profit of product sold. Performance-based compensation paid to officers and field, sales and production managers decreased $756 thousand to $494 thousand in the first nine months, reflecting the decrease in net installed home improvement sales and operating profit. The balance of selling, general and administrative expenses, primarily sales lead-generation activities, administrative, field operations and Marquise Financial payrolls and related costs and general expenses, increased $276 thousand, or 1.0%, from $29.0 million, or 23.7% of net segment sales, in the first nine months 1997 to $29.3 million, or 25.1% of net segment sales, in the first nine months 1998. Included in general and administrative expenses were special charges related to the Reeves acquisition and lead center activities aggregating $550 thousand and information technology project expenses approximating $800 thousand. Information technology expenses are expected to continue into the fourth quarter before expected benefits may be realized.

          Manufacturing and Wholesale Distribution

          Selling, general, and administrative expenses for this segment includes selling expenses of $7.8 million representing the operations, primarily payroll and related costs, and facilities and equipment costs, of 31 distribution centers and $1.8 million of general and administrative expenses.

Operating Interest Expense

          Operating interest expense increased from $0 in the first nine months 1997 to $206 thousand in the first nine months 1998. The increase in operating interest expense resulted from the Company's finance subsidiary's borrowings during the first nine months.

Amortization of Intangibles

          Amortization of intangibles increased $303 thousand from $447 thousand in the first nine months 1997 to $750 thousand in the first nine months 1998. The amortization expense relates primarily to goodwill incurred in connection with the September 1994 stock repurchase from management and the Reeves acquisition in April 1998.

Interest Expense

          Interest expense increased from $0 in the first nine months 1997 to $1.8 million in the first nine months 1998. This increase relates to interest expense incurred related to working capital requirements and the debt associated with the acquisition of Reeves.

Interest Income and Other

          Interest income decreased $173 thousand from $576 thousand in the first nine months 1997 to $403 thousand in the first nine months 1998, primarily due to decreased interest income from lower invested cash balances.

Income Tax Provision

          The Company's income tax provision decreased from $1.4 million, or an effective rate of 39.0%, for the first nine months 1997 to $1.1 million, or an effective rate of 45.1%, for the first nine months 1998. The difference in the effective income tax rate and the federal statutory rate (34%) is due primarily to amortization of intangibles (which increased in 1998) which are not deductible for income tax purposes and the effect of state income taxes.

LIQUIDITY AND CAPITAL RESOURCES

          The Company's primary capital needs have been to fund the growth of the Company, to fund the September 1994 stock repurchase from management, to fund the operations of the Company's finance subsidiary, Marquise Financial, and, more recently, to fund new information technology systems and the acquisition of Reeves. The Company's primary sources of liquidity have been cash flow from operations, borrowings under its bank credit facilities, and, in June 1996, the net proceeds of its initial public offering. The Company's home improvement installation business is not capital intensive. Capital expenditures for first nine months 1998 and years 1997 and 1996 were approximately $2.5 million, $3.9 million, and $461 thousand, respectively. Capital expenditures for 1998 are expected to approximate $3.0 million, primarily related to ongoing new equipment purchases and software development for the Company's information technology systems and major plant repairs. Future requirements for new information technology and other capital expenditures are expected to be funded by cash flow from operations and operating leases. On April 30, 1997, the Company announced a stock repurchase program to repurchase up to 500,000 shares of its common stock and on August 12, 1997, the Company increased the number of shares it is authorized to repurchase by 500,000 to 1,000,000 shares. During the second and third quarters 1997 the Company purchased 572,300 shares of its common stock for $4.7 million.

          On April 20, 1998, the Company acquired all of the issued and outstanding stock of Reeves for approximately $43 million, including transaction expenses. In October, 1998, the Company announced it had entered into an agreement to purchase KanTel, a lead-taking and telemarketing operation, for approximately $2.7 million in cash and convertible subordinated notes. The acquisition will be financed with cash from operations, and is expected to close in mid-November 1998.

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

          In November 1995, the Company commenced the operations of Marquise Financial. Marquise's primary objective is to support, along with other designated third-party finance companies, the Company's requirement for providing financing to its core installation business customers. In the fourth quarter 1996, as a follow-on objective to expanding Marquise Financial's consumer financing markets and products, Marquise introduced a new finance product -- fixed rate loans secured by developed residential real estate -- to a segment of its creditworthy customers that cannot obtain unsecured consumer loans. During the second quarter 1997, Marquise Financial expanded its scope of operations, in part to leverage its consumer finance infrastructure to i) purchase from third parties portfolios of secured receivables, and ii) originate secured receivables from customers of, and/or purchase individual secured receivables originated by, entities other than the Company and its affiliates. These entities do not necessarily engage in business in any of the Company's product lines. As a general proposition, these entities are all expected to operate businesses related to installed home improvement products and services, although from time to time Marquise Financial may also originate or purchase receivables secured by commercial real estate or otherwise acquire or originate loans that do not constitute obligations arising from installed home improvements. The outstanding principal amount of individual receivables purchased by Marquise Financial from entities other than the Company may significantly exceed the average amount of all receivables owned by Marquise Financial. The Company is continually mindful of the risks associated with consumer financing and plans to increase its consumer finance receivable portfolio at a measured pace commensurate with its available resources and acceptable levels for losses on finance receivables. Marquise Financial has been capitalized and funded with the Company's excess operating cash flow and borrowings under the Company's former $15 million bank line of credit, which were subsequently paid down with a portion of the proceeds from the Company's June 1996 initial public offering. In December 1997, Marquise Financial obtained a $10 million secured line of credit and, at September 30, 1998, had borrowed $4.5 million. At September 30, 1998, Marquise Financial has approximately $11.1 million in net finance receivables. During 1998, Marquise Financial originated or purchased approximately $5.0 million of fixed rate, secured loans. At September 30, 1998, Marquise had approximately $8.1 million in outstanding commitments of the fixed rate, secured loans. At September 30, 1998, the Company was not in compliance with its minimum EBITDA coverage ratio and such non-compliance has been waived. However, in November 1998 the Company's interest rates on the Term Note and revolving line of credit were increased and the revolving line of credit was reduced to $12,000,000 until such time as the Company's minimum EBITDA coverage ratio is back in compliance. The Company anticipates that its existing cash balances, the bank lines of credit, the sale of Marquise Financial's consumer loan finance receivables as market conditions may warrant from time to time and excess cash flow from its core installation operations will be sufficient to satisfy the Company's financing cash requirements in the foreseeable future.

          In December 1996, with an initial investment of approximately $450 thousand, the Company completed agreements with insurance companies with the effect of establishing a captive insurance company. At September 30, 1998, the investment in the captive insurance company approximated $1.2 million. The primary objective of this captive insurance business is to provide the means for offering workers' compensation and general liability insurance coverage, primarily for Company installations, to qualified installers as the Company seeks to maintain and expand its core complement of independent installers. Premiums are immediately collected through deductions from payments to installers; and the excess cash balances, after administrative expenses, are invested, pursuant to agreement, with the insurance companies. Losses are comprised of actual claims paid, reserves for open claims and allowances for incurred but not reported claims. The Company maintains individual and aggregate stop-loss reinsurance coverage at levels deemed to be adequate by management of the Company. Premiums collected in the first nine months 1998 and year 1997 were approximately $365 thousand and $525 thousand, respectively. The Company has identified a third-party insurance company who can now offer similar coverage and on more competitive terms to our installers. The Company is in the process of assessing the termination of the captive insurance company and transferring the business to a third-party insurance company.

          From its inception in June 1993, the Company has generated cash flow from operations of approximately $19.8 million. Cash flows from operations have been used to fund and leverage the Company's investing activities, including Reeves acquisition, Marquise Financial consumer lending activities, and capital expenditures; and its financing activities, including the repurchase of 40.2% of common stock in September 1994 from management, and repurchase of 6.3% of common stock in 1997. At September 30, 1998, the Company had approximately $27.4 million in cash and cash equivalents and trade receivables and net working capital of $15.7 million. At September 30, 1998, the Company had $10.2 million in unused bank lines of credit and $53.9 million total debt including $41.8 million under its bank lines of credit.

YEAR 2000 STATE OF READINESS

General State of Readiness

             The Company's year 2000 (Y2K) project plan addresses four primary areas:

o All major computer software and hardware systems have been identified and are being tested for Y2K readiness;
o All critical and strategic vendors and partners have been identified by communications with these vendors on Y2K readiness;
o All of the Company's material facilities are being inventoried for potential computer chip date related issues;
o Any products manufactured, sold and installed by the Company are being identified and evaluated for any possible issues.

             In terms of examining both information technology systems and non-information technology systems for Y2K compliance, the project is approximately 60% complete at this time, with the bulk of the work anticipated to be complete by the end of January 1999. Subsequent integration testing and implementation of any mitigation plans are expected to be complete by the end of the first quarter 1999. The Company's program for purchasing hardware and software, which began early in 1997, has addressed many Y2K concerns. This I/T initiative has replaced substantially all key software with new industry standard software (Oracle ERP applications and Vantive), and has installed new hardware components (Compaq and Bay Networks). The Company's key subsidiary, Reeves, is in the process of upgrading its AS/400 BPCS system to a Y2K certified revision of the software. This is expected to be complete and fully tested by the end of January 1999.

             A major area of concern at this time is the Reeves subsidiary, Foreline Security Corp. With $11 million in annual sales, Foreline installs, services and maintains highly sophisticated electronic date-sensitive equipment used in its integrated security systems and solutions and security monitoring services. The Company has not yet completely determined the Y2K compliance of the equipment Foreline installed, services, or monitors.
This process is less than ten percent completed.

             The Company is in the process of gathering information from material vendors and service providers as to their Y2K compliance. The Company expects to have initial responses to its inquiries by year end 1998. Among the Company's material service providers and vendors are Sears Credit (which provides financing for most of Diamond Exteriors's customers), AT&T (which provides voice telecommunication services), MCI WorldCom (which provides data telecommunication service) and ABC Supply Co. (which supplies a substantial amount of the material used in installations by Diamond Exteriors).

Costs

             To date, costs have been minimal. Reeves's Y2K costs are less than $100 thousand, with a total estimated cost of $125 thousand (excluding Foreline). Y2K costs for Foreline are harder to predict at this time due to the early stages of the assessment phase. Potential expenditures are not expected to exceed $100 thousand. The rest of the Company's costs are approximately $50 thousand, with total estimated cost of $150 thousand.



Risks and Contingency Plans

             Due to the low-tech nature of the installed home improvement industry, the risk to the Company and its subsidiaries of Y2K non-compliance is not expected to be great. With the exception of some numerically controlled machinery in Reeves, and of the security systems installed, monitored and serviced by Foreline, there are few date-sensitive machines under the Company's control that would impact the Company's daily business. The computer systems are being upgraded at Reeves. Diamond Exteriors has replaced or is in the process of replacing all key systems as part of an I/T initiative. This is expected to be complete by the first quarter 1999. The major exposure comes from critical vendors to the Company. The Company is still in the process of identifying its critical vendors and service providers. Unless one or more of the Company's material vendors or suppliers is not Y2K compliant, the Company's most likely worst-case scenario is that an undetermined number of the instruments installed and/or supplied by Foreline are not Y2K compliant. The Company has not yet developed contingency plans with respect to each of its critical vendors and service providers, should that vendor's or supplier's failure to be Y2K compliant by December 31, 1999 render it unable in all material respects to comply with its obligations to the Company. The Company expects to have contingency plans by the third quarter 1999.

Certain statements contained herein, including without limitation, statements addressing the beliefs, plans, objectives estimates or expectations of the Company or future results or events constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known or unknown risks, including, but not limited to, general economic and business conditions, matters related to the licensing agreement between Diamond Exteriors, Inc. and Sears, Roebuck and Co., the extent of Year 2000 issues and Company's ability to respond to those issues, warranty exposure, the Company's reliance on sales associates and on the availability of qualified independent installers, and conditions in the installed home improvement industry, including, without limitation, the fencing and perimeter security products business. There can be no assurance that the actual future results, performance, or achievements expressed or implied by such forward-looking statements will occur. Users of forward-looking statements are encouraged to review Item 7 of the Company's 1997 annual report on Form 10-K, its filings on Form 10-Q, management's discussion and analysis in the Company's 1997 annual report to stockholders, the Company's filings on Form 8-K, and other federal securities law filings for a description of other important factors that may affect the Company's business, results of operations and financial condition.





                           PART II. OTHER INFORMATION

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

          (a) As of September 30, 1998, the Company was not in compliance with the EBITDA coverage ratio required under the terms of the Company's syndicated secured bank credit facility (the "Credit Agreement"). Such non-compliance has been waived by the lenders as of September 30, 1998; provided, however, that the effectiveness of the waiver is subject to and contingent upon the Company and the lenders entering into an amendment to the Credit Agreement no later than December 31, 1998 modifying certain financial covenants of the Company.


ITEM 6.  EXHIBITS

             (a)  Exhibits

                         (10.1)      First Amendment to Credit  Agreement.
                         (10.2)      Second Amendment to Credit  Agreement.
                         (27)        Financial Data Schedule.

             (b) No reports on Form 8-K were filed during the quarter.



                                   Signatures


             Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                             DIAMOND HOME SERVICES, INC.




                                                  /S/ Richard G. Reece
Date:  November 16, 1998
                                             By:_________________________
                                               Richard G. Reece
                                               Vice President and
                                               Chief Financial Officer
                                               (For the Registrant and as
                                               Principal Financial Officer)