Form 10-K
period 1998-12-31
DIAMOND HOME SERVICES INC
filed 1999-03-31
CIK 1012442

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K
                                   (Mark One)

[X] Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 1998 or

[    ]  Transition  Report  pursuant  to Section  13 or 15(d) of the  Securities
        Exchange   Act   of   1934   for   the   transition   period
        from  _____________________  to ______________________ .

Commission file number:  0-20829

                           DIAMOND HOME SERVICES, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           Delaware                                        36-3886872
    -------------------------------                    -------------------
    (State or other jurisdiction of                    (I.R.S. Employer
     incorporation or organization)                    Identification No.)

                222 Church Street
               Woodstock, Illinois                            60098
--------------------------------------------         ---------------------------
      (Address of principal executive offices)              (Zip Code)

Registrant's telephone number, including area code:   (815) 334-1414

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:

                          Common Stock, $.001 par value
                          -----------------------------
                                (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

The registrant estimates that the aggregate market value of the registrant's Common Stock held by non-affiliates on March 1, 1999 (based upon an estimate that 57.2% of the shares are so owned by non-affiliates and upon the average of the closing bid and asked prices for the Common Stock on the Nasdaq National
Market on that date) was approximately $27,400,000. Determination of stock ownership by non-affiliates was made solely for the purpose of responding to this requirement and registrant is not bound by this determination for any other purpose.

As of March 1, 1999, 8,507,375 shares of the registrant's Common Stock were outstanding.

The following documents are incorporated into this Form 10-K by reference:
     Selected portions of the Annual Report to Stockholders for the fiscal year ended December 31, 1998 (Parts I and II). Proxy Statement for Annual Meeting of Stockholders to be held on May 13, 1999 (Part III).

                                     PART I


ITEM 1.  BUSINESS

A.       GENERAL

         The Company is one of the country's leading marketers and contractors of installed home improvement products, including roofing systems, gutters, fencing and doors, and one of the country's leading manufacturers and wholesale distributors of fencing and perimeter security products. The Company's subsidiary Diamond Exteriors, Inc.(R) ("Exteriors") markets and sells installed home improvement products and services primarily under the "Sears" name pursuant to a non-exclusive license agreement with Sears, Roebuck and Co. ("Sears") that expires June 30, 1999. Exteriors markets and sells its products directly to residential customers in 44 states through a combination of national and local advertising and of in-home direct sales through its home consultants. Through its finance subsidiary Marquise Financial Services, Inc. ("Marquise"), the Company provides financing to consumers of installed home improvement products and services. Marquise also buys pools of secured consumer receivables. The Company's subsidiary Reeves Southeastern Corporation ("Reeves") manufactures and sells fencing and other perimeter security products nationwide to distributors and, through its subsidiary Foreline Security Corporation ("Foreline"), provides electronic security products and services. Reeves and Foreline have approximately 34 offices and properties in 19 states.

         Segment reporting of financial information required by this Item is set forth in footnote 16 ("Segment Data") to the notes to the Financial Statements in the Company's Annual Report, which information is included in Exhibit 13.1 and hereby incorporated herein by reference.


B.       INSTALLED HOME IMPROVEMENTS SEGMENT

PRODUCTS AND SERVICES

         Set forth below is a brief description of the major products and services offered by the installed home improvements segment:

Roofing and Gutters. Exteriors sells, furnishes, and arranges the installation of most types of residential roofing systems, primarily asphalt (fiberglass and organic mat based), architectural laminates, and premium 3-tab strip shingles manufactured by Owens Corning and by Globe Building Materials, Inc. ("Globe"), the Company's largest stockholder. In addition, Exteriors sells, furnishes, and arranges the installation of aluminum, copper, and steel gutter systems. Exteriors repairs roofs as a Sears authorized contractor and provides warranty service on Sears's behalf for exterior home products sold, furnished and installed by Sears prior to Sears's exit in December 1992 from the installed home improvement business. Exteriors also sells, furnishes, and arranges the installation of soffit/fascia and siding for dormers and gable ends and repairs chimneys in connection with its roofing installations. In 1998 Exteriors terminated its test of a light commercial roofing program.

Fencing. Exteriors sells, furnishes, and arranges the installation of a variety of residential fencing products. The primary product offering includes galvanized and full color (vinyl and powder coated) chain link, premium wood fence products and ornamental (PVC and aluminum) fences. All fence systems are available in various heights and styles. The galvanized chain link system offers a unique "ribbed" design for added strength that is sold exclusively through Exteriors. (See "C. Manufacturing and Wholesale Distribution Segment.") This segment also does fence repairs.

Garage Doors. Exteriors sells, furnishes, and arranges the installation of residential garage doors. The product offering provides the customer a selection of high quality insulated and uninsulated steel doors including window options. Exteriors also installs the Sears Craftsman brand garage door openers. In most markets, Exteriors offers garage door repairs.

Entry  and  Security  Doors.  Exteriors  sells,  furnishes,   and  arranges  the
installation of a variety of pre-finished energy-efficient fiberglass, steel, and wood entry doors. All doors are available in several styles and colors. Exteriors also sells patio doors, storm doors, and steel-framed security doors.

Additional Products. Secondary products which this segment sells and furnishes and for which it arranges installations include mobile home products, skylights, attic insulation, and gutter protection systems. Under certain circumstances this segment does insurance estimates.

Fee and Finance Income. In 1998, Exteriors generated credit participation fee income from Sears and its affiliates on installed sales financed by Sears and its affiliates and from other third-party finance companies, totalling approximately $2.2 million. In addition, Marquise, the Company's finance subsidiary, provides secured fixed rate, fixed-term, retail installment financing to all creditworthy customers that cannot obtain unsecured financing. Finance interest income on receivables financed by Marquise totalled approximately $1.6 million in 1998.

NATIONAL MARKETING AND SALES LEAD GENERATION

         Exteriors's principal marketing activities are conducted by participation in Sears's national preprints. In addition, Exteriors advertises in the yellow pages, in local newspapers, and, to a lesser extent, on radio and television, and, in conjunction with Sears, engages in national marketing campaigns and a variety of other activities to generate leads. Exteriors purchases all of its products directly from independent distributors and/or manufacturers. All products sold by Exteriors under the license agreement must be pre-approved by Sears.

SALES

         Prior to 1999, potential customers who contacted Exteriors were scheduled for an in-home presentation from a sales associate. Appointments were set from the call center based on availability of sales associates. Each sales office was subsequently responsible for assigning the appointments to a local sales associate. Each sales associate typically had two to three appointments each day and was required to report the results of each appointment on a daily basis. In first quarter 1999, as part of a restructuring of operations, Exteriors announced a substantial change to its sales program. Under its new sales program, Exteriors plans to operate out of 55 sales offices initially. Leads will be scheduled to a sales associate directly from the Company's subsidiary Solitaire Heating and Cooling, Inc. ("KanTel(TM)"). The form and frequency of in-home presentations are also being revised. The Company expects that it will take several months to implement its new sales program.

INDEPENDENT INSTALLERS AND INSTALLATION MANAGEMENT

         Prior to 1999 each sales office generally was staffed with an installation manager and customer service project coordinator. In first quarter 1999 Exteriors announced that it was consolidating installation management and coordination in eight mega-installation offices strategically located throughout the country.

         Exteriors retains independent installers to perform all of its installations. Prior to retention, Exteriors generally pre-screens each contractor's background and works to ensure that the contractor meets Exteriors's customer service, quality, and safety standards. At December 31, 1998, Exteriors had approximately 984 independent installers (i.e., independent installers who have worked in the past sixty days for Exteriors). Many independent installers operate multiple installation crews.

         In certain markets on a test basis Exteriors employs one or more persons to provide follow-on service and repairs for jobs that Exteriors has installed.

SEARS LICENSE AGREEMENT

         Currently, Exteriors conducts primarily all of its direct marketing and installation activities under a license agreement with Sears. Exteriors entered into a three-year license agreement with Sears effective January 1, 1996. The license agreement authorizes Exteriors to sell, furnish and install roofing, gutters, doors, fences, and certain other products under the "Sears" name as a Sears authorized contractor to residential customers in 44 states. During the term of the license agreement, Exteriors may not sell, furnish or install similar products to consumers under any other retailer's name without Sears's consent. In December 1998, Sears and Exteriors extended the license agreement's expiration date to June 30, 1999. Under certain circumstances, the license agreement may be further extended for a wind-down period of up to six months. The license agreement also provides for immediate termination by Sears for various reasons, including failure to comply with any material provision of the license agreement; allegations that the approved products infringe a third party's patent, trademark or copyright or that they are being sold in violation of law; Exteriors's failure to have merchantable, conforming products ready for delivery and installation at the time specified; or receipt by Sears, in its opinion, of an excessive number of complaints regarding Exteriors and Exteriors's failure to provide Sears with timely adequate assurances, as determined by Sears, that issues involving such complaints have been resolved to Sears's satisfaction. In addition, Sears has the right, at any time, upon 12 months' notice to Exteriors to discontinue Exteriors's right to sell, furnish and install certain products in certain markets under the "Sears" name if the sales volume or if scores relative to the Sears "Quality Every Day!" standards or "Service Quality Index," as defined in the license agreement, for such products or services fall below the standards established by Sears.

         The license agreement is not exclusive by its terms; however, historically, Sears has not licensed the same home improvement products to multiple licensees within the same market. The Company believes Sears does not grant licenses to more than one licensee in a market because Sears wishes to avoid confusion among the customers with respect to pricing and other factors; provided, however, there can be no assurance that Sears will continue to limit its licenses. The license agreement may not be assigned by Exteriors to a third party (other than an affiliate) without Sears's consent.

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

         The license agreement imposes quality standards that must be maintained by Exteriors as to the products and the services it offers. Prior to any new product introduction, each product sold under the license agreement with Sears must be approved by Sears. In addition, all marketing materials employing the "Sears" name are subject to the prior approval of Sears. The license agreement grants Sears certain rights regarding customer information generated by Exteriors during the term of the license agreement, as well as regarding telephone numbers used by Exteriors in connection with its operations under the license agreement and limits the rights of Exteriors in such customer information or goodwill. Exteriors cannot use such information other than in connection with the license agreement. The license agreement also provides Sears the right to settle, at Exteriors's expense and without Exteriors's consent, any customer complaints. The Company is not aware of any material claims made against Sears by customers of Exteriors which Exteriors has not directly resolved or is in the process of resolving with the customer, but no assurances can be given that Sears will not do so in the future with respect to the Company's customers. The Company has agreed to and supports Sears's policy of "Satisfaction Guaranteed or Your Money Back." The license agreement also provides that the customers are third-party beneficiaries of the one-year product and labor warranty from Exteriors to Sears with respect to each installation.

         The   license   agreement   provides   for  the  payment  of  a  credit
participation fee as long as Sears is given a right of first refusal with respect to a minimum of 75% of the total dollar volume of applications for credit received by Exteriors in connection with sales made pursuant to the license agreement. If Sears declines any credit application, Exteriors, at its discretion, can provide credit to the applicant or seek a third party to provide credit. Beginning in 1996, the Company received from Sears and its affiliates a participation fee equal to approximately

1.6% of sales financed through Sears and its affiliates. The participation fees are payable by Sears and its affiliates over a ten-year period, with 71% of the total participation fee to be paid in the first three years following each installation financed through Sears and its affiliates. Exteriors's right to receive the participation fee is subject to termination under certain circumstances.

         In 1996, 1997 and 1998, Exteriors incurred license fees to Sears in the aggregate amount of approximately $16.4 million, $16.9 million and $16.3 million, respectively. In addition, Sears and its affiliates have financed in excess of $500 million of Exteriors's sales since the Company's inception.

         Exteriors and Sears are currently negotiating a new license agreement which Sears has stated may be subject to one or more sets of state franchise laws. There can be no assurance that the license agreement will be renewed, nor can there be any assurance that a renewed agreement will contain terms or conditions substantially similar to those contained in the existing license agreement. In the event that Sears were to terminate or fail to renew the license agreement, the Company believes that, through its established sales and/or installation system, its products and services could be marketed, installed and financed independently or under the name of an alternative retail licensor. However, termination of the license agreement or certain rights thereunder, the failure of Sears to renew the license agreement with Exteriors on its current terms or conditions, an increase in the rates of the license fee paid by Exteriors to Sears, a decrease in the credit participation fee paid by Sears to Exteriors, the addition of other Sears licensees marketing (or the marketing by Sears or its affiliates of) Exteriors's products in Exteriors's markets, Sears's exercise of its right to discontinue the Company's license in any market or for any product or a decline in Sears's reputation or an increase in adverse publicity about Sears could have a material adverse effect on net sales and profitability of the Company. The Company is not owned or controlled by, or under common control with, Sears. Neither Sears nor any of its affiliates assumes any responsibility with respect to the accuracy of any information set forth herein.

WORKING CAPITAL ITEMS

         Customer Financing. During fiscal 1998, approximately 88.9% of Exteriors's sales were financed, and, of the sales which were financed, approximately 87.1% were financed through Sears and third party finance companies, including Sears affiliates. A home consultant is generally able to determine credit availability for a customer by calling one of Exteriors's finance resources during the in-home presentation. In Exteriors's credit arrangements with its third-party finance companies, the finance companies assume all credit risk and Exteriors receives, upon completion of the installation, the contract price (less discounts, sometimes, in the case of non-prime credit). Because Exteriors's target market is a homeowner living in a single family home, its potential customers generally are able to obtain financing. However, in the past the credit approval rate of Sears and its affiliates for Exteriors's customers has varied from time to time based on a variety of factors. The continued availability of affordable financing for potential customers is necessary for Exteriors to continue to sell its products. (See also "Sears License Agreement" above.)

         Purchasing. Exteriors purchases roofing materials, gutters, doors, fencing and related products primarily from a variety of local, regional, and national independent distributors and/or manufacturers. Exteriors purchases most fencing products directly from Reeves. Each independent distributor provides a variety of services to Exteriors, including the maintenance of adequate inventories to support Exteriors's prompt need for materials, the delivery of requisite materials to each job site, and the provision of extended payment terms for the products purchased. Some manufacturers also back Exteriors's warranty under specified circumstances. Through the use of independent distributors, Exteriors avoids the costs associated with maintaining an inventory, with operating distribution centers, and with delivering materials to job sites. The independent distributors benefit from their relationships with Exteriors due to the consistent volume of purchases by Exteriors and the resultant increased inventory turnover and the limited credit risk posed by Exteriors.

         In 1996, 1997 and 1998 over 60% of Exteriors's roofing material purchases were supplied by three independent distributors having facilities in multiple locations. The Company believes that other distribution companies would be able to offer comparable services and pricing to this segment. Owens Corning Corp. and Globe primarily manufactured the roofing products that this segment purchased. Approximately 8%, 8% and 10% in dollar volume of all roofing products purchased by this segment during 1996, 1997 and 1998, respectively, were manufactured by Globe. In 1998, Reeves manufactured approximately 75% of this segment's fencing purchases.

SEASONALITY

         Exteriors's results of operations may fluctuate from year to year or quarter to quarter due to a variety of factors. The Company expects lower levels of sales and profitability during the period from mid-November through mid-March, impacting the first and fourth quarter of each fiscal year. The Company believes that this seasonality is caused by winter weather in certain of Exteriors's markets located in the northeastern and north central U.S. and by rainy weather, each of which limits Exteriors's ability to install exterior home improvement products.

BACKLOG

         Backlog at Exteriors, defined as jobs sold but not installed, increased approximately $3.0 million, from approximately $10.9 million at December 31, 1997, to approximately $13.9 million at December 31, 1998.

COMPETITION

         The industry in which Exteriors competes is large, fragmented and competitive. The Company believes that it is one of the largest companies in the U.S. engaged in the sale and installation of exterior home improvement products. Exteriors competes for sales with numerous local and regional home improvement installers and independent installers in each of its markets, some of which also serve as independent installers for Exteriors. Exteriors also competes against major retailers and manufacturers that may license and/or market and arrange for the installation of products similar to Exteriors's, including Home Depot, Inc. and Lowe's Companies, Inc. ("Lowe's"). To date, none of the retailer- or manufacturer-sponsored programs has provided significant competition to Exteriors. However, there can be no assurance that this absence of competition will continue. Certain of these competitors are significantly larger and have greater financial resources than the Company. In addition, these major retailers or manufacturers each has a nationwide chain of retail stores or access to outlets, which provides them the opportunity to offer products and services similar to Exteriors's directly to their customers. Exteriors competes on the basis of price, Sears name recognition, workmanship, customer service, price, and the ability of Exteriors and the manufacturer to fulfill their warranty obligations. Because Exteriors's focus is on providing additional value to its customers through warranty protection, insurance coverage, proprietary products and superior customer service, Exteriors typically offers and sells its products and services at prices that may be significantly higher than those of most of its local competitors.

EMPLOYEES AND INDEPENDENT INSTALLERS

         At December 31, 1998, Exteriors, KanTel(TM), and Marquise employed approximately 1,170 persons, including approximately 600 sales associates and approximately 120 part-time employees. In addition, at December 31, 1998, Exteriors had relationships (i.e., independent installers who have performed an installation for the Company in the last sixty days) with approximately 1,000 independent installers which perform installation services. Many of Exteriors's independent installers operate multiple installation crews.

C.       MANUFACTURING AND WHOLESALE DISTRIBUTION SEGMENT

         On April 20, 1998, the Company acquired all of the stock of Reeves and its subsidiaries, including Foreline, for approximately $42.6 million in cash and notes (including $1.5 million transaction costs). Reeves has been in operation since 1947; Foreline has been in operation since 1961.

PRODUCTS

         Set forth below is a brief description of the major products and services offered by Reeves and Foreline:

Fencing Systems. Reeves sells a full line of fencing products including galvanized and aluminized chain link, color coated chain link, gates, barbed wire, barbed tape, welded wire, guard rails, wood, PVC and steel and aluminum ornamental. These products are available in a wide variety of sizes and styles and are used for all types of applications including residential, commercial, industrial, military, prisons, airports and recreational facilities. In conjunction with the sale of these products, Reeves also offers technical support on selected products.

Access Control. Reeves sells a full line of access control products including automatic gate operators, telephone entry systems and card access systems. A team of specially trained personnel provides technical support for these products.

Installation Management. In late 1998, Reeves began offering a private label "furnished and installed" management service for fencing. This service was initiated in conjunction with an agreement to provide these services for Lowe's. Utilizing its own specialty line of fencing products, its pool of certified independent fencing installers and its internally developed systems and processes, Reeves is able to deliver a turn-key solution for the installation of fencing systems.

Electronic Security. Foreline is a full service retailer of security systems and related services. Products sold and serviced include specialized bank equipment (vaults, safe deposit boxes, teller stations, drive thrus), card access systems, closed circuit television surveillance systems and fire/burglar alarm systems. Foreline also offers 24 hour monitoring of these systems via its own central monitoring station.

Miscellaneous. Reeves sells mechanical steel tubing and related accessories to manufacturers of portable canopies, carports, greenhouses and awning frames. Reeves also wholesales and retails steel entry doors on a limited basis.

SALES

         Most of Reeves's sales are to regional dealers and contractor/installers, although it has a few national accounts (including Exteriors) and a few other channels of distribution. No single customer accounts for more than 5% of Reeves's sales.

WORKING CAPITAL

         Reeves has a significant investment in both inventory and trade accounts receivable. It is standard industry practice to stock locally an adequate amount of commonly used items that are available for immediate pick-up or delivery to customers. The items and quantity stocked vary depending on geographical location, customer preferences, lead times and historic and projected sales volumes. It is also standard industry practice to provide customers with credit and in certain instances extended payment terms. Extended payment terms are typically offered during the seasonally slow periods to induce a stocking customer to purchase during these periods and on large construction projects where payments to Reeves's customers are often delayed.

RAW MATERIALS

         Reeves purchases raw materials for its manufacturing processes and finished goods for redistribution from a variety of domestic and foreign distributors and/or manufacturers. Purchasing decisions are based primarily on the delivered cost of the product, the quality of product and the ability of the supplier to provide a consistent supply of the product. While Reeves currently buys these products from a limited number of suppliers, each of the products utilized is generally available from multiple sources. If necessary, Reeves would be able to secure product from other suppliers on a comparable basis.

SEASONALITY AND BACKLOG

         Reeves's results of operations may fluctuate from year to year or quarter to quarter due to a variety of factors. Reeves expects lower levels of sales and profitability during the period from mid-November through mid-March, impacting the fourth and first quarters of each fiscal year. Reeves believes this seasonality is caused by weather conditions in certain of Reeves's markets, construction cycles and consumer buying habits with respect to exterior home and garden products. Backlog at Reeves, defined as orders placed but not yet delivered, was approximately $3.1 million at December 31, 1998.

COMPETITION

         The industry in which this segment competes is fragmented and highly competitive. Reeves competes for sales with numerous local and regional wholesale distributors in each of its markets, some of which also buy product from Reeves. In addition, Reeves also competes for sales with manufacturers which sell their products directly to Reeves's customers in addition to or in lieu of utilizing wholesale distributors like Reeves. Reeves also competes against two other national manufacturer/wholesale distributors (MasterHalco, Inc. and MMI Products, Inc.) and major retailers like Home Depot and Lowe's which offer fencing materials to fence contractors.

         Because Reeves and each of its competitors compete primarily on the basis of price, reputation and service, Reeves expects highly competitive market conditions to continue. As a whole the industry in which Reeves participates has been undergoing a consolidation, with many of the smaller manufacturers and wholesale distributors being purchased by larger manufacturers and/or wholesale distributors. While the impact of this consolidation is unknown, Reeves believes it will not impact its ability to compete.

EMPLOYEES

         At  December  31,  1998,  this  segment  employed   approximately   420
associates.


D.       GOVERNMENT REGULATIONS

         The businesses and activities of both segments are subject to various federal, state, and local laws, regulations, and ordinances. Reeves is subject to a consent decree related to property one of its subsidiaries owns, some or all of which is a federal environmental Superfund site. Nevertheless, compliance with federal, state and local provisions that have been enacted or adopted regulating the discharge of materials into the environment, or otherwise relating to the protection of the environment, is not expected to have a material effect upon the capital expenditures, earnings and competitive position of either segment. (See also Item 7 - "Information Regarding Forward-Looking Statements; Compliance with Government Regulations.")

E.       EXECUTIVE OFFICERS OF THE REGISTRANT

         As of March 18, 1999, the executive officers of the Company were as follows:


NAME                       AGE      POSITION

C. Stephen Clegg           48       Chairman of the Board and Chief Executive Officer
Geoffrey H. Foreman        49       President and Chief Operating Officer
Michael A. Augello         43       Vice President; President, Reeves
Eugene J. O'Hern, Jr.      55       Controller
Richard G. Reece           50       Vice President, Chief Financial Officer and Treasurer
Joseph U. Schorer          45       Vice President, General Counsel and Secretary


         MR. C. STEPHEN CLEGG has been a director of the Company since September 1993 and has served as the Company's Chairman of the Board and Chief Executive Officer since February 1996 and as President from April 1996 to September 1998. From April 1989 to the present, Mr. Clegg has served as Chairman of the Board, Chief Executive Officer and controlling stockholder of Globe, a manufacturer of home building products, including roofing shingles and related roofing products. Globe is the Company's largest stockholder. Mr. Clegg has served as the Chairman of the Board and Chief Executive Officer of Mid-West Spring Manufacturing Company, a company which manufactures specialty springs, wire forms and metal stamping products ("Mid-West Spring"), and its predecessors since April 1993 and has served as a director since 1991. Since April 1994, Mr. Clegg has also served as the Chairman of the Board, Chief Executive Officer and controlling stockholder of Catalog Holdings, Inc. ("Catalog"). Catalog is the parent company of HI, Inc. which received fees from the Company for providing call center services, for processing sales leads, and for other services prior to the acquisition of its principal business by KanTel(TM). Mr. Clegg is president of Clegg Industries, Inc., a private investment firm which he founded in September 1988. Mr. Clegg devotes and intends to devote a majority of his time to the Company. Mr. Clegg is currently a director of two other public companies, Birmingham Steel Corporation, a steel production company, and RVM Industries, Inc., a manufacturer of aluminum products.

         MR. GEOFFREY H. FOREMAN joined the Company as President and Chief Operating Officer in October 1998. From November 1989 until he joined the Company, Mr. Foreman was senior vice president of sales, marketing and distribution at Wayne-Dalton Corp., an international manufacturer of garage doors, entry doors, and automatic openers.

         MR. MICHAEL A. AUGELLO has served as Vice President of the Company and President of Reeves and Foreline since the Company's acquisition of Reeves in April 1998. From 1990 until the acquisition, Mr. Augello served in various positions at Reeves. He has been Reeves's president since 1994.

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

         MR. JOSEPH U. SCHORER joined the Company in 1997 as acting Vice President, General Counsel and Secretary, and since March 1997, has served as Vice President, General Counsel and Secretary of the Company, Globe, Mid-West Spring and Catalog and their subsidiaries. Mr. Schorer devotes and intends to devote a majority of his time to the Company. From January 1985 until he joined the Company, Mr. Schorer was a partner in the Chicago, Illinois office of Mayer, Brown & Platt, an international corporate law firm.

ITEM 2.  PROPERTIES

         The Company's principal executive and administrative office is currently located in approximately 23,000 square feet of office and warehouse space in Woodstock, Illinois pursuant to a lease agreement that expires December 31, 2001. As of December 31, 1998, Exteriors leased approximately 64 sales/installation offices. These offices occupy between 200 and 3,000 square feet (with an average of approximately 1,600 square feet) and typically have lease terms ranging from one to three years. As of December 31, 1998, KanTel(TM) principally operated at premises occupying approximately 15,000 square feet in Lawrence, Kansas, pursuant to a lease agreement that expires December 31, 2000.

         Reeves has two manufacturing and central distribution facilities. The Tampa, Florida facility consists of approximately 160,000 square feet of manufacturing and warehouse space on a 16-acre site. The Midfield, Alabama facility consists of approximately 50,000 square feet of combined manufacturing and warehouse space on a 6-acre site.

         Reeves has 32 local sales/distribution offices in its network. These facilities generally consist of 3,000 to 10,000 square feet of office and warehouse space and from one to four acres of outside storage space. Fourteen of the 32 facilities are leased, with the remainder being owned.


ITEM 3.  LEGAL PROCEEDINGS

         International Equity Capital Growth Fund, L.P. ("IECGF") owns approximately 24% of the common stock (on a fully diluted basis) of Globe. On May 14, 1996, IECGF filed a purported derivative action on behalf of Globe and the Company against Mr. Clegg and Jacob Pollock, a director of both Globe and the Company, in the Court of Chancery of the State of Delaware (the "Delaware Suit"). The complaint, as amended, alleges, among other things, that Mr. Clegg breached his fiduciary duty to the Company by causing Catalog (in lieu of the Company) to acquire a Sears licensee that does home improvement repairs. The complaint also challenges as excessive a $150,000 payment to Catalog for the purchase of warrants, sales leads and call center services. No other specific transactions relating to the Company's affairs are challenged in the complaint. The complaint also makes allegations against Mr. Clegg and Mr. Pollock which include breach of fiduciary duty as a result of alleged conflicts of interest related to certain transactions which have been consummated at Globe. Mr. Clegg and Mr. Pollock strongly deny the breaches alleged in the Delaware Suit.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.



                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS.

         Except as set forth below, the information required by this Item is set forth in the excerpts from the Annual Report under the caption "Corporate Data" and in note 17 to the Financial Statements "Quarterly Financial Information," which information is included in Exhibit 13.1 and hereby incorporated herein by reference.

         In the last two fiscal years, the Company has not declared or paid any cash dividends on its Common Stock. The Company does not expect to declare cash dividends and anticipates, for the foreseeable future, that earnings and cash resources will be used to finance the growth and development of its businesses. In addition, the Company's bank lines of credit place limitations, under certain conditions, on the payment of cash dividends.


ITEM 6.  SELECTED FINANCIAL DATA.

         The information required by this Item is set forth in excerpts from the Annual Report under the caption "Selected Financial Data," which information is included in Exhibit 13.1 and incorporated herein by reference.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         The information required by this Item is set forth in excerpts from the Annual Report under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations," which information is included in
Exhibit 13.1 and incorporated herein by reference.

                ------------------------------------------------

                INFORMATION REGARDING FORWARD-LOOKING STATEMENTS

         Certain statements contained herein which are not of a historical nature, including without limitation, statements addressing the beliefs, plans, objectives, estimates or expectations of the Company or future results or events constitute "forward-looking statements" within the meaning of the Private
Securities  Litigation  Reform Act of 1995,  as  amended.  Such  forward-looking statements involve known and unknown risks, including, but not limited to, general economic and business conditions, matters related to the Sears license, warranty exposure, Exteriors's reliance on home consultants and on the availability of qualified independent installers, and conditions in the home improvement industry, including the fencing industry, technology matters related to Year 2000, the collection of trade and finance receivables, and the maintenance of and access to inventory. The Company's plans, objectives, estimates, and expectations are subject to change at the discretion of the Company. Actual results, performance or achievements of the Company may differ materially from results, performance or achievements expressed or implied by such forward-looking statements. The Company undertakes no obligation to update publicly any forward-looking statement whether as a result of new information, future events or otherwise.

         In addition to the risks and uncertainties of ordinary business operations, the forward-looking statements of the Company contained in this Annual Report on Form 10-K are subject to the following risks and uncertainties:

Operating History and Recent Operating Results

         The Company was incorporated in May 1993 by a group consisting primarily of former Sears home improvement managers and Globe, and commenced operations on June 1, 1993, when it entered into a license agreement with Sears. Accordingly, Exteriors's operating history is brief and may not serve as an accurate indicator of the Company's future performance. Since its inception, the Company has experienced substantial growth in revenue, costs, and expenses and in 1997 and 1998 Exteriors's operating income decreased from prior levels. There can be no assurance that the Company's revenue growth and profitability will be sustained or that the restructuring announced in first quarter 1999 of its installed home improvement business will generate forecast results.

Dependence on Sears License

         A substantial portion all of the Company's revenues are derived from sales of products and services under a license agreement between Exteriors and Sears. The license agreement is not exclusive by its terms, and Sears may license the same home improvement products to other licensees within Exteriors's markets or sell the same products or services itself. As it has done in the past, the Company expects to negotiate and revise Exteriors's license agreement on terms that meet the Company's three fundamental principles in dealing with
Sears: (1) top-line growth, (2) quality, and (3) licensee profitability. Although in the past Sears has either renewed or extended the license agreement with Exteriors, the license agreement may not be renewed or extended by Sears or Sears may condition extension or renewal on the agreement by the Company and its subsidiaries to terms substantially less advantageous than the terms under the current license agreement. Termination of the license agreement or certain rights thereunder, the failure of Sears to renew the license agreement with Exteriors on its current terms, an increase in the rates of the license fee paid by Exteriors to Sears or a decrease in the credit participation fee paid by Sears or its affiliates to Exteriors, the addition of other Sears licensees marketing Exteriors's products in Exteriors's markets, Sears's exercise of its right to discontinue Exteriors's license in any market or for any product, the development or acquisition by Sears itself or its affiliates of competing businesses, products or services, or a decline in Sears's reputation could have a material adverse effect on the net sales and profitability of the Company. In addition, in the event the license agreement is terminated or expires, Exteriors would need to find alternative methods to market its products. The alternative methods may not be as cost-effective as advertising with Sears and, to the extent such methods are not as cost-effective, the Company's net sales and profitability could be adversely affected. (See also "B. Installed Home Improvements Segment; Sears License Agreement" under Item 1.)

Warranty Exposure

         Exteriors provides each customer with a warranty on product and labor. Certain manufacturers' product warranties often provide a declining amount of coverage over time, while Exteriors's warranty coverage does not decline during the warranty period. The labor warranty that Exteriors receives from its independent roofing installers (generally one to two years) is significantly shorter in duration than that provided by Exteriors to its roofing customers. Due to Exteriors's limited operating history and the length of the warranties provided by Exteriors, there can be no assurance that the warranty reserve is adequate. In all cases, Exteriors is liable to the customer to fulfill all warranty obligations, regardless of whether a manufacturer or independent installer performs its warranty obligations. In addition, pursuant to the license agreement with Sears (i) Sears has the right to settle, at Exteriors's expense and without the Company's consent, any customer complaints, (ii) Exteriors has agreed to and supports Sears policy of "Satisfaction Guaranteed or Your Money Back" as it relates to customer complaints and adjustment, and (iii) Exteriors's customers are third party beneficiaries of the product and labor warranty given by Exteriors to Sears with respect to each installation. To the extent the amount of money spent to reimburse Sears for customer complaint settlements or to satisfy customers under the "Satisfaction Guaranteed or Your Money Back" policy, together with any warranty claims settled by Exteriors, materially exceeds the warranty reserve or if certain manufacturers or a significant number of independent installers are unable to fulfill their warranty obligations, Exteriors's results of operations could be materially adversely affected.

         Reeves provides a warranty, generally varying from 5 to 25 years, on each product sold. For the products that Reeves does not manufacture, Reeves typically gives the customer the same warranty that Reeves receives from the manufacturer. If the manufacturer goes out of its business or otherwise fails to comply with its warranty obligations, Reeves may be responsible for any warranty failure. With respect to products that it manufactures, Reeves maintains products liability insurance with scope and in the amounts and exclusions typical for a company of Reeves's size and for products such as those that Reeves manufactures. A liability claim that exceeds these limits or within these insurance exclusions could result in claims that would have a materially adverse effect on Reeves's business.

         Foreline's   warranty  may  be  longer  in  duration  for  products  it distributes than the warranty of the manufacturer, and so Foreline may be liable for warranty amounts for which it has no recourse against the manufacturer.

Reliance on Home Consultants

         Exteriors's success depends upon its ability to identify, develop and retain qualified employees, particularly home consultants. As a result,
Exteriors devotes significant resources to the training and development of its home consultants. There can be no assurance that Exteriors will continue to be able to identify, develop and retain qualified home consultants.

         To the extent that Exteriors does not successfully hire and retain qualified home consultants or they are unable to achieve anticipated performance levels, Exteriors's ability to penetrate existing and new markets and, therefore, the Company's sales growth could be significantly delayed or adversely affected.

         Exteriors has experienced significant turnover with respect to its sales associates in the past, because, among other reasons, Exteriors's sales associates (now referred to as home consultants) worked on a commission-only basis and because, in certain regions of the country, the business is seasonal. In 1998, approximately 20% of the sales associates generated approximately 70% of net installed sales. Increased turnover and/or loss of productive home consultants has a direct impact on net sales and profitability. The turnover of home consultants results in increased recruitment and training costs and a lower than desired conversion rate of sales leads to sales. Exteriors recently revised its compensation system for home consultants, but Exteriors has no experience with the impact of this revised compensation system. To the extent that the turnover rate of home consultants continues or increases, or Exteriors loses a significant number of its most productive home consultants, the net sales and profitability of the Company could be adversely affected. (See also "B. Installed Home Improvements Segment; Sales" under Item 1).

Dependence on Availability of Qualified Independent Installers

         Part of the Company's success depends upon Exteriors's ability to continue to identify and hire independent installers possessing the technical skills, experience and financial stability necessary to meet Exteriors's quality standards and to satisfy Exteriors's insurance requirements. Because Exteriors provides up to a 15-year warranty for labor on certain products, hiring qualified independent installers who will perform the work in accordance with Exteriors's specifications and predetermined quality standards is extremely important. Most of Exteriors's independent installers also compete directly with Exteriors and Exteriors, to a lesser extent, competes with other home improvement companies for the services of independent installers. Exteriors only retains an independent installer at the time an installation is sold. As a result, no independent installer is obligated to work for Exteriors until the independent installer accepts an assignment. In the past, Exteriors has periodically had difficulty retaining a sufficient number of qualified independent installers, especially after periods of extreme weather in specific geographic areas due to increased demand. There can be no assurance that qualified independent installers will continue to be available to, or choose to work for, Exteriors in sufficient numbers to satisfy Exteriors's installation requirements. Exteriors's policy requires that its independent installers satisfy Exteriors's workers' compensation, general liability and automotive insurance requirements. In certain circumstances, independent installers have not carried or renewed their workers' compensation and general liability insurance. To the extent that independent installers do not carry the required insurance, Exteriors could incur ultimate liability for any injury or damage claims. (See also "B. Installed Home Improvements Segment; Independent Installers" under Item 1.)

         Under its agreement with Lowe's, Reeves has assumed various obligations regarding the quality of installations its installers perform. Reeves's failure to obtain a sufficient number of qualified installers might materially adversely affect Reeves's rights under the Lowe's agreement.

Interest Rate and Inflation Sensitivity

         The ability to finance purchases on an affordable basis, of which the interest rate charged is a significant component, is an important part of a customer's decision to purchase Exteriors's products. As interest rates increase, customers often pay higher monthly payments which may make Exteriors's products less affordable, and, as a result, the Company's net sales and profitability may decrease. The Company's borrowings are generally subject to variable interest rates. The Company does not hedge all of its interest rate exposure. Profitability may be affected if the Company is unable to pass on to its customers increases in the interest rates the Company pays.

Dependence on Availability of Third Party Credit

         The Company believes that the majority of installed home improvements in the United States are financed. During 1998, approximately 88.9% of Exteriors's sales were financed, and, of the sales which were financed, approximately 87.1% were financed through Sears and third party finance companies, including Sears affiliates. Since the Company's inception, the credit approval rate of Sears and its affiliates for Exteriors's customers has varied from time to time based on a variety of factors. To the extent its customers are unable to obtain financing through Sears and its affiliates or other third party finance companies, Exteriors's results of operations could be adversely affected.

         Many of Exteriors's customers who finance their purchases through Marquise may be higher credit risks than Exteriors's other customers due to various factors, including, among other things, their employment status and previous credit history, the absence or limited extent of their prior credit history or their limited financial resources. Consistent with Exteriors's strategy, many customers who finance their purchases through Marquise have not met and may not meet the credit underwriting criteria of third party finance companies. Consequently, providing financing to these customers will likely involve a higher incidence of default and increased delinquency rates and will involve greater servicing costs. The Company currently bears the credit risk on the purchases financed through Marquise, unlike purchases financed through third party finance companies, such as Sears affiliates. Marquise has experienced credit losses and maintains a bad debt reserve for expected losses. Due to Marquise's limited operating history and the Company's limited experience in consumer financing, there can be no assurance that the bad debt reserve is adequate. To the extent that losses materially exceed the bad debt reserve, the Company's results of operations could be materially adversely affected. There can be no assurance that the credit performance of its customers will be at the expected level, that Marquise's systems and controls will be adequate, that losses will be consistent with the expected bad debt experience or that the financing Marquise has obtained will be sufficient to support its expanded operations. (See also "B. Installed Home Improvements Segment; Customer Financing" under Item 1.)

Dependence on Key Personnel

         The Company and its subsidiaries are currently dependent upon the ability and experience of their executive officers and there can be no assurance that the Company and its subsidiaries will be able to retain all of such officers. The loss of a group of executives within a short period of time could have a material adverse effect on the Company's operations. Certain of the Company's executive officers also hold executive positions and have responsibilities with Globe, certain of its affiliates and other companies and expect to continue in these positions. These officers currently devote and intend to devote a majority of their time to the management of the Company. The Company and its subsidiaries generally do not have employment agreements with their executive officers, although termination of Mr. Foreman's employment under certain circumstances entitles Mr. Foreman to certain separation payments. The Company and its subsidiaries do not maintain key-man life insurance on any of their officers or key personnel.

Highly Competitive Market

         The industry in which the Company and its subsidiaries compete is large, fragmented and competitive. Exteriors competes for sales with numerous local home improvement installers and independent contractors in each of its markets, some of which also serve as independent installers for Exteriors.
Exteriors also competes against major retailers or manufacturers which market and install products similar to Exteriors's. Reeves competes against other manufacturers and distributors of fencing products and against major retailers. Its program for furnishing and installing fencing products competes against major retailers and manufacturers as well as local home improvement dealers. Foreline competes against companies with significantly greater resources. The Company expects that the market for its products and services will expand and, therefore, competition will increase in the future. There can be no assurance that the Company will remain competitive or that the Company will be able to be profitable. (See also "B. Installed Home Improvements Segment; Competition" and "C. Manufacturing and Wholesale Distribution Segment; Competition" under Item 1.)

Seasonality; Quarterly Fluctuations

         The results of operations for Exteriors and Reeves may fluctuate from year to year or quarter to quarter due to a variety of factors. The Company expects lower levels of sales and profitability during the period from mid-November through mid-March, impacting the first and fourth quarter of each fiscal year. In addition, the demand for the Company's products and the Company's results of operations may be affected by the severity of the weather. (See also "B. Installed Home Improvements Segment; Seasonality" and "C. Manufacturing and Wholesale Distribution Segment; Seasonality and Backlog" under
Item 1.)

Compliance with Government Regulations

         The business and the activities of the Company, its subsidiaries and its independent installers are subject to various federal, state and local laws, regulations and ordinances relating to, among other things, in-home sales, consumer financing, advertising, the licensing of home improvement independent contractors, OSHA standards, Department of Transportation regulations (in the case of Reeves), environmental laws and regulations relating to water and air quality, hazardous wastes and the disposal of demolition debris and other solid wastes, and building and zoning regulations. In certain jurisdictions, Exteriors or one of its employees is required to be licensed as a contractor. In addition, certain jurisdictions require Exteriors or the independent installer to obtain a building permit for each installation. In addition, such laws and regulations, may, among other things, regulate Exteriors's advertising, warranties and disclosures to customers. Building codes, licensing requirements and safety laws vary from state to state and, in certain circumstances, limit the availability and supply of independent installers and impose additional costs in complying with such laws. Although the Company believes that it and its subsidiaries have been and are currently in compliance in all material respects with such laws and regulations, there can be no assurance that in the future the Company's results of operations will not be materially adversely affected by existing or new laws or regulations applicable to the Company's business.

         In 1998, Exteriors began a test program in which it leased vehicles to be used by home consultants. The failure of any home consultant to comply with safety laws could expose Exteriors to substantial liability. Likewise, Reeves ships products on trucks that Reeves owns or leases. Reeves maintains insurance coverage with exclusions and limits that are typical for companies of Reeves's size. If a claim arises against Reeves within an insurance exclusion or in excess of policy limits, Reeves could be materially adversely affected.

         Reeves is subject to a consent decree with federal regulatory authorities related to environmental contamination on Superfund sites owned by a Reeves subsidiary and on other sites. The decree requires Reeves to engage in ongoing monitoring for water pollution and may require Reeves, depending on results of testing and the conclusions of regulatory authorities, to expend additional amounts for testing, treatment, and/or other costs related to the property. Reeves also has certain other ongoing environmental remediation costs. The amounts to be spent by Reeves may become material in the future.

         Marquise and Exteriors are subject to numerous federal and state consumer protection laws and regulations which may vary from jurisdiction to jurisdiction and which, among other things, require the Company related to consumer financing to: (i) obtain and maintain certain licenses and qualifications; (ii) limit the interest rates, fees and other charges Exteriors and/or Marquise are allowed to charge; and (iii) limit or prescribe certain other terms on credit applications and contracts. Moreover, individual states may require Exteriors or Marquise to make certain disclosures to consumers when consumer credit contracts are executed. Although the Company believes that Marquise and Exteriors have been and currently are in compliance in all material respects with such laws and regulations, there can be no assurance that in the future a change in existing laws or regulations or the creation of new laws and regulations applicable to their business will not have an adverse effect on their ability to provide customer financing of their products or on the profitability of such activities.

         KanTel(TM) is subject to a variety of federal and state regulations regarding telemarketing activities, including regulations promulgated under the Telephone Consumer Protection Act of 1991. These regulations provide penalties for failure to comply with their terms. To the extent KanTel(TM) engages solely in in-bound telemarketing (i.e., responding to calls that consumers place to Sears, the Company, or the Company's subsidiaries), some of these regulations are of limited applicability. A change in these regulations, the advent of new statutes or regulations, or a change in KanTel(TM)'s activities (such as the commencement of outbound telemarketing activities) could materially increase the cost of KanTel(TM)'s operations and therefore affect the Company's profitability. KanTel(TM)'s failure to comply with federal and state regulations could subject KanTel(TM) to sanctions or, under certain circumstances, restrictions on its operations that could also have a materially adverse effect on the Company. (See also "Government Regulations" under Item 1.)

Dependence on Telecommunications Services

         The Company's subsidiaries are materially dependent on service provided by various local and long distance telephone companies. A significant increase in the cost of telecommunications voice or data services, or any significant interruption in telecommunications voice or data services, could have a materially adverse effect on the Company.

Reliance on Technology

         The Company has invested significantly in sophisticated and specialized telecommunications and computer technology, and has focused on the application of this technology to provide customized solutions to meet its clients needs. The Company anticipates that it will be necessary to continue to select, invest in and develop new and enhanced technology on a timely basis in the future in order to maintain its competitiveness. The Company's future success will depend in part on its ability to continue to develop information technology solutions which keep pace with evolving industry standards and changing infrastructure requirements and client demands. In addition, the Company's business is highly dependent on its computer and telephone equipment and software systems, and the temporary or permanent loss of such equipment or systems, through casualty or operating malfunction, could have a materially adverse effect on the Company's business.

Year 2000

         The Year 2000 date change issue is believed to affect virtually all companies and organizations. If not corrected, many applications could fail or create erroneous results by or at Year 2000. The Company is undertaking an investigation to determine its Year 2000 readiness, including a determination as to whether the computer systems of the Company and its subsidiaries, the computer systems of Sears and vendors, installers, and creditors of the Company and its subsidiaries (as they relate to the Company and its subsidiaries), and the products with embedded chip technology that Foreline distributed are Year 2000 compliant. The failure of any of the foregoing matters to be Year 2000 compliant might materially adversely affect the Company. (See also "Management's Discussion and Analysis of Financial Condition and Results of Operations" set forth in excerpts from the Annual Report included in Exhibit 13.1 and incorporated herein by reference.)

Inventory

         Inventory management has become increasingly complex as the Company continues to rationalize its supply chain and increase the mix of product and service offerings through commercial and retail channels. Channel suppliers constantly adjust their ordering patterns in response to the Company's and its competitors' prices as well as seasonal fluctuations in end-user demand. Some of the Company's products are imported and require long lead times and large minimum quantities. Channel purchasers may increase orders during times of shortages or cancel or delay orders in times of excess supply or in anticipation of price decreases. Excess supplies could result in price reductions, increased carrying costs and inventory write-down which in turn could adversely affect the Company's gross margins.

Stock Price

         The Company's stock price is subject to volatility. The announcement of new products or new channels, quarterly variations in the Company's results of operations, changes in earnings or revenue estimates by the investment community as well as speculation in the press or investment community are among the factors affecting the Company's stock price. In addition, general market and economic conditions unrelated to the Company's current or projected operating performance can affect the stock price. For these reasons, recent trends should not always be considered reliable indicators of future stock price or financial results.


ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The information required by this Item is set forth in an excerpt from the Annual Report under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources" which information is included in Exhibit 13.1 and incorporated herein by reference.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The information required by this Item is set forth in excerpts from the Annual Report under the captions "Consolidated Balance Sheets," "Consolidated Statements of Operations," "Consolidated Statements of Changes in Common Stockholders' Equity," "Consolidated Statements of Cash Flows" and "Notes to Consolidated Financial Statements," which information is included in Exhibit
13.1 and incorporated herein by reference.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         None.


                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

         a.       Directors of the Company

                  The  information  required  by  this  Item  is  set  forth  in registrant's Proxy Statement for the Annual Meeting of Stockholders to be held on May 13, 1999, under the captions "Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance," which information is hereby incorporated herein by reference.

         b.       Executive officers of the Company

                  Reference is made to "Executive Officers of the Registrant" in
Part I.


ITEM 11.  EXECUTIVE COMPENSATION

         The information required by this Item is set forth in registrant's Proxy Statement for the Annual Meeting of Stockholders to be held on May 13, 1999, under the captions "Executive Compensation," "Compensation Committee Report on Executive Compensation," "Compensation Committee Interlocks and Insider Participation," "Employment Agreements," and "Board of Directors," which information is hereby incorporated herein by reference.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The information required by this Item is set forth in registrant's Proxy Statement for the Annual Meeting of Stockholders to be held on May 13, 1999, under the caption "Securities Beneficially Owned by Principal Stockholders and Management," which information is hereby incorporated herein by reference.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information required by this Item is set forth in registrant's Proxy Statement for the Annual Meeting of Stockholders to be held on May 13, 1999, under the caption "Certain Transactions," which information is hereby incorporated herein by reference.


                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

         (a)      (1)      Financial Statements

                           The following financial statements of Diamond Home Services, Inc. are included in Part II, Item 8:

                           (i)      Consolidated Balance Sheets - as of December
                                    31,   1998  and  1997;
                           (ii) Consolidated Statements of Operations - years ended December 31, 1998, 1997 and 1996;
                           (iii) Consolidated Statements of Changes in Common Stockholders' Equity - years ended December 31, 1998, 1997 and 1996;
                           (iv) Consolidated Statements of Cash Flows - years ended December 31, 1998, 1997 and 1996;
                           (v)      Notes to Consolidated  Financial Statements;
                                    and
                           (vi) Report of Independent Auditors from Ernst & Young LLP.

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

         (b)      Reports on Form 8-K

                  In the three months ended December 31, 1998, the Company filed the following reports on Form 8-K:

                  (1) A report filed December 3, 1998, concerning amendments to the Company's by-laws concerning the time for a stockholder's giving notice of an intent to present new business at the Company's annual meeting of shareholders;

                  (2) A report filed December 21, 1998, concerning extension of the Sears license agreement.

         (c)      Exhibits

                  The exhibits filed as part of this Annual Report on Form 10-K are as specified in Item 14(a)(3) herein.

         (d)      Financial Statement Schedules

                  The financial statement schedules filed as part of this Annual Report on Form 10-K are as specified in Item 14(a)(2) herein.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 18, 1999.

                                     DIAMOND HOME SERVICES, INC.


                                     By   /s/ C. Stephen Clegg
                                         -------------------------
                                         C. Stephen Clegg, Chairman of the Board
                                         and Chief Executive Officer


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant as of March 18, 1999, in the capacities indicated:

          SIGNATURE                                      TITLE



/s/ C. Stephen Clegg            Chairman of the Board, Chief Executive Officer
      C. Stephen Clegg          and Director (Principal Executive Officer)


/s/ Richrad G. Reece            Vice President, Chief Financial Officer and
      Richard G. Reece          Treasurer (Principal Financial Officer)


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


/s/ James M. Gillespie
     James M. Gillespie         Director


/s/ William Griffin
       William Griffin          Director


/s/ Jacob Pollock
        Jacob Pollock           Director


/s/ George A. Stinson
      George A. Stinson         Director

                                  EXHIBIT INDEX


EXHIBIT
NUMBER                        DESCRIPTION                                   PAGE


3.1        Amended and Restated  Certificate of  Incorporation  of the
           Company (1)

3.2        Amended  and  Restated   By-Laws  of  the  Company   (filed
           herewith)

10.1 Registration Rights Agreement between the Company and Globe Building Materials, Inc. (2)

10.1(a) Amendment to Registration Rights Agreement between the Company and Globe Building Materials, Inc. (2)

10.2 Form of Indemnity Agreement between the Company and its directors and certain officers. (2)

10.3 License Agreement between Sears, Roebuck and Co. and Diamond Exteriors, Inc., dated January 1, 1996. (2)

10.3(a) Amendment Agreement between Sears, Roebuck and Co. and Diamond Exteriors, Inc., dated July 1, 1996. (1)

10.3(b) Extension Agreement between Sears, Roebuck and Co. and Diamond Exteriors, Inc., dated December 17, 1998. (3)

10.4       Lease between the Company and Haldun Square  Partners dated
           May 3, 1995. (2)

10.5* Form of Agreement between the Company and each of the following managers of the Company: Frank Cianciosi, Jerome Cooper, James M. Gillespie, Rodger Ibach, Marvin Lerman and Ronald Schurter. (2)

10.6* Form of Agreement between the Company and certain of its managers. (2)

10.7*      The Company's Incentive Stock Option Plan. (2)

10.8*      The Company's 1996 Nonemployee  Director Stock Option Plan.
           (2)

10.9 Credit Agreement dated April 20, 1998, between the Company and Harris Trust and Savings Bank, as agent. (4)

10.9(a) First Amendment to Credit Agreement dated August 13, 1998, among the Company, Harris Trust and Savings Bank, and others. (5)

10.9(b) Second Amendment to Credit Agreement dated November 13, 1998, among the Company, Harris Trust and Savings Bank, and others. (6)

10.9(c) Waiver to Credit Agreement dated December 23, 1998, among the Company, Harris Trust and Savings Bank, and others (filed herewith).

10.9(d) Amendment to Waiver to Credit Agreement dated January 20, 1999, among the Company, Harris Trust and Savings Bank, and others (filed herewith).

10.10*     Letter to Geoffrey H. Foreman (filed herewith).

10.11 Stock Purchase Agreement dated March 5, 1998, among the Company, shareholders of Reeves Southeastern Corp., and others (7)

13.1 Excerpts from 1998 Annual Report to Stockholders (filed herewith).

21.2       Subsidiaries of the Company (filed herewith).

23.1       Consent of Ernst & Young LLP (filed herewith).

27         Financial Data Schedule (filed herewith).

* Denotes each management contract or compensatory plan or arrangement required to be filed as an exhibit to this report.
(1) Incorporated herein by reference to the exhibit of equivalent number to the Company's Registration Statement on Form S-1, as amended, Registration No. 333-10973.
(2) Incorporated herein by reference to the exhibit of equivalent number to the Company's Registration Statement on Form S-1, as amended, Registration No. 333-3822.
(3) Incorporated herein by reference to the exhibit 10 to the Company's Report on Form 8-K filed on December 21, 1998.
(4) Incorporated herein by reference to exhibit 10.1 to the Company's Report on Form 8-K filed on April 30, 1998.
(5) Incorporated herein by reference to exhibit 10.1 to the Company's Report on Form 10-Q filed on November 16, 1998.
(6) Incorporated herein by reference to exhibit 10.2 to the Company's Report on Form 10-Q filed on November 16, 1998.
(7) Incorporated by reference to exhibit 2.1 to the Company's Report on Form 8-K filed on April 30, 1998.