Form 10-Q
period 1999-03-31
DIAMOND HOME SERVICES INC
filed 1999-05-17
CIK 1012442

================================================================================
                                   FORM 10 - Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

(Mark One)

[X]          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended March 31, 1999

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes (X ) No ( )

The number of shares of the registrant's common stock outstanding as of April 30, 1999, the latest practicable date, was 8,507,375 shares.

                          PART I. FINANCIAL INFORMATION
                          -----------------------------

ITEM 1. FINANCIAL STATEMENTS
----------------------------


                  DIAMOND HOME SERVICES, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                       Three Months Ended
                                                            March 31,
                                                  ------------------------------
                                                      1999            1998
                                                      ----            ----
                                                    (In thousands, except
                                                         per share data)
Net sales......................................         $56,603         $28,876
Cost of sales..................................          37,534          16,189
                                                  -------------- ---------------
Gross profit...................................          19,069          12,687
Operating expenses:
    Selling, general, and administrative
    expense ...................................          19,214          12,289
    Restructuring expense......................           1,313              --
    Operating interest expense.................             103              55
    Amortization expense.......................             744             160
                                                  -------------- ---------------
Operating income (loss)........................         (2,305)             183
Interest expense...............................           1,128              --
Interest income and other......................             159             126
                                                  -------------- ---------------
Income (loss) before income taxes..............         (3,274)             309
Income taxes...................................         (1,186)             124
                                                  -------------- ---------------
Net income (loss)..............................        ($2,088)            $185
                                                  ============== ===============

Net income (loss) per share:
     Basic.....................................         ($0.25)           $0.02
                                                  ============== ===============
     Diluted...................................         ($0.25)           $0.02
                                                  ============== ===============
Weighted average number of common
shares outstanding:
     Basic.....................................           8,507           8,507
                                                  ============== ===============
     Diluted...................................           8,507           8,507
                                                  ============== ===============

See accompanying notes.


                  DIAMOND HOME SERVICES, INC. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                               MARCH 31,          December 31,
                                                                                 1999                1998
                                                                       --------------------    -------------------
                                                                           (Unaudited)
                                                                                     (In thousands)
                                                     ASSETS
Current assets
  Cash and cash equivalents.....................................                    $5,398                 $5,104
  Accounts receivable, net......................................                    21,044                 22,138
  Inventories, net..............................................                    16,196                 15,771
  Refundable income taxes.......................................                     2,294                  1,297
  Prepaids  and other current assets............................                     3,859                  3,994
  Deferred income taxes.........................................                     1,985                  1,500
                                                                       --------------------    -------------------
Total current assets............................................                    50,776                 49,804

Finance company accounts receivable, net........................                     9,632                 10,011

Net property, plant and equipment...............................                    20,662                 20,812
Intangible assets, net..........................................                    38,103                 38,981
Other...........................................................                     6,333                  6,521
                                                                       --------------------    -------------------
Total assets....................................................                  $125,506               $126,129
                                                                       ====================    ===================

                                   LIABILITIES AND COMMON STOCKHOLDERS' EQUITY
Current Liabilities
  Due to bank and current portion of long-term debt.............                   $11,488                $10,225
  Accounts payable and accrued liabilities......................                    24,443                 22,181
  Deferred revenue..............................................                     1,029                  1,621
                                                                       --------------------    -------------------
Total current liabilities.......................................                    36,960                 34,027
Long-term liabilities:
  Long-term debt................................................                    43,134                 44,705
  Warranty and retention........................................                    10,878                 10,851
  Deferred income taxes.........................................                       286                    267
  Other.........................................................                     1,917                  1,867
                                                                       --------------------    -------------------
Total long-term liabilities.....................................                    56,215                 57,690
Common stockholders' equity.....................................                    32,331                 34,412
                                                                       --------------------    -------------------
Total liabilities and common stockholders' equity...............                  $125,506               $126,129
                                                                       ====================    ===================
See accompanying notes.



                  DIAMOND HOME SERVICES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                                  Three Months Ended
                                                                                                       March 31,
                                                                                               -------------------------
                                                                                                    (In thousands)
                                                                                                  1999          1998
                                                                                                  ----          ----
Net income (loss)..........................................................................       ($2,088)         $185
   Adjustments to reconcile net income (loss) to net cash provided by (used in)
      operating activities:
      Depreciation and amortization........................................................          1,431          263
      Deferred income taxes................................................................          (466)        (467)
      Other................................................................................          (149)           --
       Changes in operating assets and liabilities:
        Accounts receivable and other assets...............................................          1,160      (1,752)
        Inventories........................................................................          (425)           --
        Accounts payable and accrued expenses..............................................          2,262        (453)
        Deferred revenues..................................................................          (592)           --
        Warranty and retention.............................................................             27          194
                                                                                               ------------  -----------
   Net cash provided by (used in) operating activities.....................................          1,160      (2,030)
Investing activities:
    Consumer finance loans originated, net of collections..................................            379        (936)
    Other                                                                                            (407)        (288)
    Capital expenditures, net..............................................................          (537)        (365)
                                                                                               ------------  -----------
    Net cash used in investing activities..................................................          (565)      (1,589)
Financing activities:
     Advances under revolving credit agreement, net........................................            100           --
    Payments of term debt and capital leases...............................................          (280)           --
    Borrowings on finance company bank line of credit, net.................................             --        1,250
    Payments on notes receivable from officers for treasury stock and other................              7           28
    Payments due to stockholders...........................................................          (128)        (145)
                                                                                               ------------  -----------
    Net cash provided by (used in) financing activities....................................          (301)        1,133
    Net increase (decrease) in cash and cash equivalents...................................            294      (2,486)
    Cash and cash equivalents at beginning of period.......................................          5,104        9,966
                                                                                               ------------  -----------
     Cash and cash equivalents at end of period............................................         $5,398       $7,480
                                                                                               ------------  -----------
   Supplemental cash flow disclosure:
     Interest paid.........................................................................         $1,020          $55
                                                                                               ============  ===========
     Income taxes paid.....................................................................             $2          $--
                                                                                               ============  ===========
See accompanying notes.


                  DIAMOND HOME SERVICES, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1.            BASIS OF PRESENTATION

             The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999. For further information, refer to the consolidated financial statements included in the Company's 1998 Annual Report on Form 10-K and Form 8-K/A filed May 13, 1998.
             The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.
             These condensed consolidated financial statements include Diamond Home Services, Inc. (the "Company") and its subsidiaries Diamond Exteriors, Inc.(R) ("Exteriors"), Reeves Southeastern Corporation ("Reeves"), Marquise Financial Services, Inc. ("Marquise"), and Solitaire Heating and Cooling, Inc. d/b/a KanTel(TM) ("KanTel").

2.           CONSUMER FINANCING

             The  following  summarized  condensed  financial   information  for
Marquise,   the  Company's  finance   subsidiary,   is  before   elimination  of
inter-company transactions in consolidation:



                                                               March 31, 1999              December 31, 1998
                                                           -----------------------    ----------------------------
                                                                   (Unaudited)
ASSETS:
Cash.....................................................                $921,000                        $343,000
Financing receivables, net...............................               9,632,000                      10,011,000
Other assets.............................................               1,250,000                       1,237,000
                                                           -----------------------    ----------------------------
Total assets.............................................             $11,803,000                     $11,591,000
                                                           =======================    ============================
LIABILITIES AND STOCKHOLDER'S EQUITY:
Due to Bank..............................................              $4,525,000                      $4,525,000
Due to Diamond Exteriors, Inc............................               6,871,000                       6,724,000
Other....................................................                 120,000                          74,000
                                                           -----------------------    ----------------------------
Total liabilities........................................              11,516,000                      11,323,000
Total stockholder's equity...............................                 287,000                         268,000
                                                           -----------------------    ----------------------------
Total liabilities and stockholder's equity...............             $11,803,000                     $11,591,000
                                                           =======================    ============================


         Results of operations for the three months ended March 31, 1999 and 1998, respectively:


                                                                Three Months Ended March 31,
                                                       ------------------------------------------------
                                                                1999                     1998
                                                                ----                     ----
                                                                         (Unaudited)
Financing income....................................                  $394,000                $375,000
General and administrative expenses (1).............                   475,000                 457,000
                                                       ------------------------ -----------------------
Loss before tax benefit.............................                    81,000                  82,000
Income tax benefit..................................                    30,000                  33,000
                                                       ------------------------ -----------------------
Net loss............................................                   $51,000                 $49,000
                                                       ======================== =======================

(1) Includes interest expense paid to the Company and provision for credit losses.


         Cash flow for the three months ended March 31, 1999 and 1998, respectively:


                                                                       Three Months Ended March 31,
                                                                 ----------------------------------------
                                                                     1999                     1998
                                                                 --------------         -----------------
                                                                               (Unaudited)
Cash at beginning of period.....................................      $343,000                   $23,000
Net cash used in operating activities...........................      (20,000)                  (82,000)
Net cash provided by (used in) investing activities.............       381,000                 (815,000)
Net cash provided by financing activities.......................       217,000                 1,183,000
                                                                 --------------         -----------------
Cash at end of period...........................................      $921,000                  $309,000
                                                                 ==============         =================

             At March 31, 1999, Marquise had approximately $600 thousand in approved but not funded loan commitments.

3.       ACQUISITIONS

             On April 20, 1998, the Company purchased all the outstanding shares of Reeves for an aggregate consideration of $42,621,000 consisting of: 1) $30,000,000 cash at closing; 2) $3,413,000 non-interest bearing notes payable in installments through June 2000; 3) $7,708,000 in 7% notes payable (to be paid into an escrow account for future possible environmental expenses, as defined) in installments through June 2005; and 4) $1,500,000 in transaction costs.
         On November 16, 1998 the Company acquired certain net assets and the telephone lead-taking operation and telemarketing business of H.I., Inc., a related party, for an aggregate purchase price of $2,398,000 (including $100 thousand in transaction costs) consisting of $1,498,000 net cash at closing and $900 thousand in 5% contingent convertible subordinated notes due October 2005.
         Based on the terms of the transactions, the acquisitions are accounted for as a purchase, in accordance with Accounting Principles Board Opinion No.
16. Accordingly, the accompanying consolidated statements of operations include Reeves's and KanTel's results of operations since the date of acquisition. The Company revalued the basis of Reeves's and KanTel's acquired assets and assumed liabilities to fair value at the date of purchase. The purchase prices of Reeves and KanTel are calculated as the cash plus fair value of notes paid plus the Company's transaction costs. The difference between the purchase price and the fair value of identifiable tangible and intangible assets acquired and the liabilities assumed and incurred is recorded as goodwill and amortized over a period of 40 years for Reeves and 7 years for KanTel. The allocation of acquisition purchase price is as follows:

                 Purchase price                                 $43,419,000
                 Transaction costs                                1,600,000
                                                         -------------------
                 Total purchase price                           $45,019,000
                                                         ===================

                 Fair value of assets acquired                  $63,072,000
                 Goodwill                                        10,661,000
                 Liabilities assumed                           (28,714,000)
                                                         -------------------
                 Total                                          $45,019,000
                                                         ===================

         The following unaudited pro forma information for the three months ended March 31, 1998 reflects the results of the Company's operation as if the acquisitions had occurred at the beginning of the period presented adjusted, in the case of Reeves, for 1) the effect of the recurring charges related to the acquisition, primarily the amortization of goodwill and other intangible assets, interest expense on borrowings to finance the acquisition, and an increase in depreciation expense due to the write-up to fair market value of fixed assets; and 2) the elimination of compensation for prior management and directors, certain benefit plans, and non-recurring charges.

                                              Three Months Ended March 31,
                                                    1999          1998
                                                    ----          ----
         Revenues                               $56,603,000         $52,778,000
         Net loss                               (2,088,000)           (350,000)
         Net loss per share - diluted               ($0.25)             ($0.04)

         The pro forma results have been prepared for comparative purposes only and do not purport to be indicative of the results which actually would have been attained if the acquisitions had been consummated on the dates indicated above, nor does it purport to indicate or suggest what the results of the operations of the Company will be for any future period.

4.           INVENTORIES

             The components of inventories at March 31, 1999 and December 31, 1998 are as follows:

                                                  March 31,       December 31,
                                                    1999             1998
                                          ------------------------------------
                 Raw materials                    $630,000           $449,000
                 Work in progress                  854,000            861,000
                 Finished goods                 14,712,000         14,461,000
                                          ------------------------------------
                 Total                         $16,196,000        $15,771,000
                                          ====================================

5.       SEGMENT DATA

         With the acquisition of Reeves in April 1998, the Company operates in two industry segments and solely in the U.S.: installed home improvements, and manufacturing and wholesale distribution. The industry segments are defined as follows:

Installed Home Improvements
Selling, furnishing and arranging the installation of roofing systems, gutters, fencing, doors and related installed exterior home improvement products; financing of installed home improvements; and lead-taking and telemarketing operations.

Manufacturing and Wholesale Distribution
Manufacturing of chain-link fencing; wholesale distribution of chain-link, wood, PVC and ornamental fencing and related products; installation, maintenance and monitoring of perimeter security products and services.

         Inter-segment sales are generally recorded at market. Income (loss) from operations by segment consists of net sales less operating costs and expenses including costs of borrowed funds, income and general corporate expenses that are traceable to the business segment.
         Income from operations and earnings before interest, income taxes, depreciation and amortization for the installed home improvement segment for 1999 includes a pretax charge of $1,313,000 for restructuring and related expenses.

                                                   MARCH 31,       March 31,
                                                     1999             1999
                                               ---------------- ----------------
Net sales
     Installed Home Improvements                   $28,878,000      $28,876,000
     Manufacturing and Distribution                 27,725,000               --
                                               ---------------- ----------------
                                                    56,603,000       28,876,000
Inter-segment sales:
     Manufacturing and Distribution                    898,000               --
     Eliminations                                    (898,000)               --
                                               ---------------- ----------------
     Net Sales                                     $56,603,000      $28,876,000
                                               ================ ================

Pre-tax income
     Installed Home Improvements                  ($2,508,000)         $309,000
     Manufacturing and Distribution                  (766,000)               --
                                               ---------------- ----------------
                                                  ($3,274,000)         $309,000
                                               ================ ================

Depreciation and amortization expense
     Installed Home Improvements                      $647,000         $263,000
     Manufacturing and distribution                    784,000               --
                                               ---------------- ----------------
                                                    $1,431,000         $263,000
                                               ================ ================

Additions to property, plant, and equipment
     Installed home improvements                      $355,000         $365,000
     Manufacturing and distribution                    182,000               --
                                               ---------------- ----------------
                                                      $537,000         $365,000
                                               ================ ================

Earnings (Loss) before interest, income
   taxes, depreciation and amortization
     Installed home improvements                  ($1,724,000)         $446,000
     Manufacturing and distribution                  1,009,000               --
                                               ---------------- ----------------
                                                    ($715,000)         $446,000
                                               ================ ================

             The Company's results of operations may fluctuate from year to year or quarter to quarter due to a variety of factors. The Company expects lower levels of sales and profitability during the period from mid-November through mid-March, impacting the first and fourth quarters of each year. The Company believes that this seasonality is caused by winter weather in certain of the Company's markets located in the northeastern and north central U.S. and by rainy weather, each of which limits the Company's ability to install exterior home improvement products; and demand for commercial and industrial fencing and related products.

ITEM 2.      MANAGEMENT'S   DISCUSSION  AND  ANALYSIS OF FINANCIAL CONDITION AND
--------------------------------------------------------------------------------
RESULTS OF OPERATIONS
---------------------

RESULTS OF OPERATIONS

FIRST QUARTER 1999 COMPARED TO FIRST QUARTER 1998

Net Sales

             Net sales increased $27.7 million, or 96.0%, from $28.9 million for the first quarter 1998 to $56.6 million for the first quarter 1999. Reeves contributed $27.7 million to net sales for the first quarter 1999.

             Installed Home Improvements

             Installed home improvement product sales remained consistent, totaling $28.9 million for the first quarter of both 1999 and 1998. Net sales attributable to roofing and gutter products and services increased $85 thousand, or 0.5%, to $18.7 million in the first quarter 1999. Net sales attributable to fencing products and services decreased $71 thousand, or 1.8%, to $3.8 million in the first quarter of 1999. Net sales attributable to garage doors, entry doors, and other products and services decreased $172 thousand, or 3.0%, to $5.5 million in the first quarter 1999. Credit participation fee income increased $138 thousand to $494 thousand in the first quarter 1999. Finance interest income increased $22 thousand to $397 thousand on receivables financed by the Company's finance subsidiary, Marquise. Backlog, defined as jobs sold but not installed, decreased $2.6 million from $13.9 million at the end of December 1998 to $11.3 million at the end of the first quarter 1999. Backlog increased $1.2 million from $10.9 million at the end of December 1997 to $12.1 million at the end of the first quarter 1998.

             Manufacturing and Wholesale Distribution

             Manufacturing and wholesale distribution sales are comprised of the following major product lines:

                 Chain link and accessories                     $18,436,000
                 Wood                                             3,207,000
                 Ornamental/specialty                             1,813,000
                 Gate operators and access control                1,768,000
                 Security systems                                 3,399,000
                                                           -----------------
                                                                 28,623,000
                 Less:  inter-segment sales                       (898,000)
                                                           -----------------
                                                                $27,725,000
                                                           =================

             Manufacturing and wholesale distribution sales were 16% higher than the comparable prior period. The quarter was impacted by higher sales in all major products and a significant improvement in the New York market. Backlog, defined as orders placed but not delivered, was approximately $3.6 million at March 31, 1999.

Gross Profit

             Gross profit increased $6.4 million, or 50.3%, from $12.7 million, or 43.9% of net sales, for the first quarter 1998 to $19.1 million, or 33.7% of net sales, for the first quarter 1999. Reeves contributed $6.6 million to gross profit in the first quarter 1999 on net sales, including inter-segment sales, of $28.6 million.

             Installed Home Improvements

             Installed home improvement product gross profit decreased $173 thousand, or 1.4%, from $12.7 million, or 43.9% of installed home improvement product sales, for the first quarter 1998 to $12.5 million, or 43.3% of installed home improvement product sales, for the first quarter 1999. The decrease in gross profit amount and the decrease in gross profit expressed as a percentage of installed home improvement product sales were attributable to an increase in total allowances and a decrease in total jobs installed, primarily "furnished and installed" jobs directed by Sears, Roebuck and Co., partially offset by higher average sales prices and increases in credit participation fee income and finance interest income. The license fee incurred to Sears remained constant at $2.9 million, or 10.4% of net installed home improvement product sales (which is defined as installed home improvement product sales or segment sales excluding credit participation and finance interest income), for the first quarter 1998, compared to 10.5% of net installed home improvement product sales for the first quarter 1999. On January 1, 1996, Sears and the Company entered into an agreement which has been extended through June 30, 1999. Among other things, the license agreement provides for a fixed license fee, at the March 1995 license fee rate, to be charged during the term of the license agreement. Gross profit before the Sears license fee, credit participation fee and finance interest income decreased $319 thousand, or 2.1%, from $14.9 million, or 52.9% of net installed home improvement product sales, for the first quarter 1998 to $14.6 million, or 52.0% of net installed home improvement product sales, for the first quarter 1999. The unit costs of material, installation labor and warranty expense remained relatively constant during the quarterly period.

             Manufacturing and Wholesale Distribution

             Manufacturing and wholesale distribution gross profit was $6.6 million or 22.9% of gross (before inter-segment elimination) manufacturing and wholesale distribution revenue. Gross profit, as a percentage of segment sales, improved over the year-ago quarter index of 22.2%.

Selling, General and Administrative Expenses

             Selling, general and administrative expenses increased $6.9 million, or 56.4%, from $12.3 million in the first quarter 1998 to $19.2 million in the first quarter 1999 and, as a percentage of net sales, decreased from 42.6% to 33.9%. Reeves contributed $5.8 million in selling, general and administrative expense in the first quarter 1999.

             Installed Home Improvements

             Selling,  general  and  administrative  expenses  for this  segment increased $1.2 million, or 9.8%, from $12.3 million in the first quarter 1998 to $13.5 million in the first quarter 1999 and, as a percentage of installed home improvement sales, increased from 42.7% to 46.9%. Direct advertising expense increased $490 thousand, or 38.4%, from $1.3 million for the first quarter 1998 to $1.8 million for the first quarter 1999; as a percentage of net installed sales, direct advertising expense increased from 4.5% for the first quarter 1998 to 6.3% for the first quarter 1999, reflecting partial carry-over into January 1999 of advertising placements for high-cost pay-per-lead ad placements and reduced close ratios, partially offset by above-plan lead generating effectiveness of ad placements. Selling commission expense, including attendant payroll-related benefits, decreased $138 thousand, or 4.9%, from $2.8 million in the first quarter 1998 to $2.7 million in the first quarter 1999; as a percentage of net installed sales, selling commission expense decreased from 9.9% to 9.5% in the first quarter 1999. Sales representatives were compensated on a variable commission basis depending upon the type and gross profit of product sold. Performance-based compensation paid to officers and field, sales and production managers remained relatively constant at $100 thousand. Effective May 1, 1999, as part of the restructuring initiative, the compensation arrangement for home consultants, sales managers, and field operations management has been changed to include minimum draws and fixed auto allowances offset by lower commission rates. The purpose of the change is to improve recruiting and retention of field personnel. The balance of selling, general and administrative expenses, primarily sales lead-generation activities, administrative, field operations and Marquise payrolls and related costs and general expenses, increased $852 thousand, or 10.4%, from $8.1 million, or 28.1% of net segment sales, in the first quarter 1998 to $9.0 million, or 32.2% of net segment sales, in the first quarter 1999. Included in general and administrative expenses in the first quarter 1999 are information technology-related expenses approximating $450 thousand not included in the first quarter 1998. Information technology expenses are expected to continue into the second quarter before expected benefits may be realized.

             Manufacturing and Wholesale Distribution

             Selling, general, and administrative expenses for this segment includes selling expenses of $4.6 million representing the operations, primarily payroll and related costs, and facilities and equipment costs, of 32 distribution centers and $1.1 million of general and administrative expenses.

Restructuring Expense

             During the first quarter 1999, the Company recorded a $1.3 million pre-tax charge for restructuring and related activities in its installed home improvements segment. The $1.3 million charge was comprised of a $759 thousand charge for severance and employee retention incentive bonuses, a $314 thousand charge for restructuring consultancy and related expenses, and a $240 thousand charge for out-of-pocket expenses related to restructuring implementation. The first quarter 1999 restructuring charge was approximately $300 thousand higher than initial estimates necessitated by the need to both hold to and accelerate the restructuring timetable.

             At March 31, 1999, the allowance for restructuring expense was approximately $800 thousand.

Operating Interest Expense

             Operating interest expense increased from $55 in the first quarter 1998 to $103 thousand in the first quarter 1999. The increase in operating interest expense resulted from the Company's finance subsidiary's borrowings during the quarter.

Amortization of Intangibles

             Amortization of intangibles increased $584 thousand from $160 thousand in the first quarter 1998 to $744 thousand in the first quarter 1999. The amortization expense relates primarily to goodwill incurred in connection with the September 1994 stock repurchase from management and the amortization of intangibles, including goodwill and covenants not to compete, related to the Reeves acquisition in April 1998 and to a lesser extent the Kantel acquisition in November 1998.

Interest Expense

             Interest expense increased from $0 in the first quarter 1998 to $1.1 million in the first quarter 1999. This increase relates to interest expense incurred related to the debt associated with the acquisition of Reeves and to a lesser extent to working capital requirements related to Reeves and capitalized leases related to the Company's new information technology systems.

Interest Income and Other

             Interest income increased $33 thousand from $126 thousand in the first quarter 1998 to $159 thousand in the first quarter 1999, primarily due to finance income on Reeves's trade receivables partially offset by decreased interest income from lower invested cash balances.

Income Tax Provision

             The Company's income tax provision decreased from $124 thousand, or an effective rate of 40.1%, for the first quarter 1998 to an income tax benefit of $1.2 million, or an effective rate of 36.2%, for the first quarter 1999. The difference in the effective income tax rate and the federal statutory rate (34%) is due primarily to amortization of certain intangibles (which increased in 1999) which are not deductible for federal income tax purposes and the effect of state income taxes.

LIQUIDITY AND CAPITAL RESOURCES

             The Company's primary capital needs have been to fund the growth of the Company, to fund the September 1994 stock repurchase from management, to fund the operations of the Company's finance subsidiary, Marquise, and, more recently, to fund new information technology systems and acquisitions. The Company's primary sources of liquidity have been cash flow from operations, borrowings under its bank credit facilities, and, in June 1996, the net proceeds of its initial public offering. The Company's manufacturing and wholesale distribution businesses require minimal levels of capital expenditures while its installed home improvement businesses are not capital intensive. Capital expenditures for first three months 1999 and years 1998 and 1997 were approximately $537 thousand, $3.8 million, and $4.3 million, respectively. Capital expenditures for 1999 are expected to approximate $3.2 million, primarily related to ongoing new equipment purchases and software development for the Company's information technology systems and major plant repairs. Future requirements for new information technology and other capital expenditures are expected to be funded by cash flow from operations and capital leases. During 1997, the Company announced a stock repurchase program to repurchase up to 1,000,000 shares of its common stock. During the second and third quarters 1997 the Company purchased 572,300 shares of its common stock for $4.7 million. The Company's bank credit facilities impose certain restrictions on the repurchase of common stock.
             On April 20,  1998,  the  Company  acquired  all of the  issued and outstanding stock of Reeves for approximately $42.6 million, including transaction expenses. In November, 1998, the Company acquired certain net assets and the business of KanTel, the lead-taking and telemarketing operation of H.I. Inc., a related party, for approximately $2.4 million in cash and convertible subordinated notes. In connection with the Reeves acquisition, the Company obtained a $42 million secured syndicated bank credit facility.
             The Company  believes that it has  sufficient  operating cash flow, working capital base, and available bank lines of credit to meet all of its obligations for the foreseeable future, including ongoing funding for Marquise, for the stock repurchase program announced in 1997, for investments in information technology, and for the acquisition, development, and expansion of complementary new products and services and markets.
             In November 1995, the Company commenced the operations of Marquise.
Marquise's primary objective is to support, along with other designated third-party finance companies, the Company's requirement for providing financing to its installed home improvement businesses's customers. In the fourth quarter 1996, as a follow-on objective to expanding Marquise's consumer financing markets and products, Marquise introduced a new finance product -- fixed rate loans secured by developed residential real estate --to a segment of its creditworthy customers that cannot obtain unsecured consumer loans. During the second quarter 1997, Marquise expanded its scope of operations, in part to leverage its consumer finance infrastructure to i) purchase from third parties portfolios of secured receivables, and ii) originate secured receivables from customers of, and/or purchase individual secured receivables originated by, entities other than the Company and its affiliates. These entities do not necessarily engage in business in any of the Company's product lines. As a general proposition, these entities are all expected to operate businesses related to installed home improvement products and services, although from time to time Marquise may also originate or purchase receivables secured by commercial real estate or otherwise acquire or originate loans that do not constitute obligations arising from installed home improvements. The outstanding principal amount of individual receivables purchased by Marquise from entities other than the Company may significantly exceed the average amount of all receivables owned by Marquise. The Company is continually mindful of the risks associated with consumer financing and plans to increase its consumer finance receivable portfolio at a measured pace commensurate with its available resources and acceptable levels for losses on finance receivables. Marquise has been capitalized and funded with the Company's excess operating cash flow and borrowings under the Company's bank lines of credit. In December 1997, Marquise obtained a $10 million secured line of credit and, at March 31, 1999, had borrowed $4.5 million. At March 31, 1999, Marquise has approximately $9.6 million in net finance receivables. At March 31, 1999, Marquise had approximately $600 thousand in outstanding commitments of the fixed rate, secured loans. The Company anticipates that its existing cash balances, the bank lines of credit, the sale of Marquise's consumer loan finance receivables as market conditions may warrant from time to time and excess cash flow from its installed home improvement businesses will be sufficient to satisfy the Company's consumer financing cash requirements in the foreseeable future.
             From its  inception in June 1993,  the Company has  generated  cash flow from operations of approximately $28.2 million. Cash flows from operations have been used to fund and leverage the Company's investing activities, including acquisitions, Marquise consumer lending activities, and capital expenditures; and its financing activities, including the repurchase of 42.2% of common stock in September 1994 from management, and repurchase of 6.3% of common stock in 1997. At March 31, 1999, the Company had approximately $26.4 million in cash and cash equivalents and trade receivables and net working capital of $15.3 million. At March 31, 1999, the Company had $54.6 million in total debt including $41.4 million borrowed under its bank lines of credit.

YEAR 2000 STATE OF READINESS
         Please refer to the Company's 1998 Management's Discussion and Analysis of Financial Condition and Results of Operations included in its 1998 Annual Report to Shareholders for a detailed description of the Company's approach to and organization of the Year 2000 ("Y2K") problem. The information provided below constitutes a "Year 2000 Readiness Disclosure" for purposes of the Year 2000 Information Readiness and Disclosure Act.
         The Company expects to implement successfully the systems and programming changes necessary to address Y2K internal IT and non-IT readiness issues. While the Company does not believe that the costs associated with preparing for Y2K readiness will have a material adverse affect on the Company's results of operations and financial condition, there can be no assurances that there will be no delay in, or increased costs associated with, the implementation of such changes required for readiness.
         The Company's target is to ensure that all applications are Y2K compliant by June 30, 1999. The assessment, planning, and preparation phases are substantially complete. As of April 30, 1999, the implementation phase is approximately 85% complete and costs incurred through March 31, 1999 approximate $250,000. Total costs for Y2K readiness are estimated to range from $300,000 to $400,000. The Company's programs for purchasing hardware and software, which began in early 1997, have addressed many Y2K issues. The Company's IT initiatives have replaced substantially all key software with new industry software, such as Oracle ERP applications and Vantive for lead-taking activities, and have installed new hardware such as Compaq and Bay Networks. Reeves, a key subsidiary, has completed the upgrading of its AS/400 BPCS system to a Y2K-certified revision of the software.

         The low-tech nature of the Company's products and services minimizes the risk of Y2K compliance except for the Company's Foreline subsidiary. The cost of the readiness program for security products is not significant nor are future readiness product costs, including customer satisfaction, expected to be significant.
         The Company has developed a Y2K process for dealing with key suppliers, third-party finance companies, distributors and other business partners. As part of its Y2K readiness, the Company is preparing to replace suppliers or eliminate suppliers from consideration, which to date it has not done, for new business if the supplier is not prepared for Y2K.
         The Company is working to identify and analyze the most likely worst-case scenarios for third-party relationships affected by Y2K. These scenarios could include possible infrastructure collapse, for example, the failure of power and water supplies, transportation disruptions, unforeseen product shortages due to hoarding of products and failure of communications and financial systems - any of which could have a material effect on the Company's ability to deliver its products and services to its customers. While the Company has contingency plans for most issues under its control, infrastructure problems outside its control, such as product supplies and third-party financing could result in delays in delivering its product and services. The Company would expect that most utilities and service providers would be able to restore service within days although more pervasive system problems for suppliers and finance companies could last for two to four weeks or more depending on the completion of the systems and the effectiveness of their contingency plans.
         There is no assurance, despite its Y2K readiness efforts, that the Company will be successful in its efforts to identify and address all Y2K issues. Even if the Company were to complete all its assessment efforts, implement remediation plans believed to be adequate and develop contingency plans believed to be adequate, problems may not be identified or corrected in time to prevent adverse consequences to the Company. The foregoing discussions regarding estimated completion dates, costs, risks and other forward-looking statements regarding Y2K are based on the Company's best estimates given information that is currently available and is subject to change. Actual results may differ materially from these estimates.

Seasonality
             The Company's results of operations may fluctuate from year to year or quarter to quarter due to a variety of factors. The Company expects lower levels of sales and profitability during the period from mid-November through mid-March, impacting the first and fourth quarter of each year. The Company believes that this seasonality is caused by winter weather in certain of the Company's markets located in the northeastern and north central U.S. and by rainy weather, each of which limits the Company's ability to install exterior home improvement products including demand for commercial and industrial fencing and related products.

Certain statements contained herein, including without limitation, statements addressing the beliefs, plans, objectives estimates or expectations of the Company or future results or events constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, as amended. Such forward-looking statements involve known or unknown risks, including, but not limited to, general economic and business conditions, matters related to the licensing agreement between Diamond Exteriors, Inc. and Sears, Roebuck and Co., warranty exposure, the Company's reliance on home consultants and on the availability of qualified independent installers, lead activity and costs related thereto, and conditions in the installed home improvement industry. There can be no assurance that the actual future results, performance, or achievements expressed or implied by such forward-looking statements will occur. Users of forward-looking statements are encouraged to review Item 7 of the Company's most recent annual report on Form 10-K, its filings on Form 10-Q, management's discussion and analysis in the Company's most recent annual report to stockholders, the Company's filings on Form 8-K, and other federal securities law filings for a description of other important factors that may affect the Company's business, results of operations and financial condition.


ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.
--------------------------------------------------------------------

             No material changes from the disclosures in the Company's Form 10-K for the fiscal year ended December 31, 1998.

                           PART II. OTHER INFORMATION

ITEM 6.  EXHIBITS

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


                                                 DIAMOND HOME SERVICES, INC.




                                                   /S/ Richard G. Reece
Date:  May 13, 1999
                                             By:_________________________
                                                Richard G. Reece
                                                Vice President and
                                                Chief Financial Officer
                                                (For the Registrant and as
                                                Principal Financial Officer)