Form 10-Q
period 1999-06-30
DIAMOND HOME SERVICES INC
filed 1999-08-16
CIK 1012442

================================================================================
                                   FORM 10 - Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

(Mark One)

[X]              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended June 30, 1999

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes (X ) No ( )

The number of shares of the registrant's common stock outstanding as of July 31, 1999, the latest practicable date, was 8,507,375 shares.

                          PART I. FINANCIAL INFORMATION
                          -----------------------------

ITEM 1. FINANCIAL STATEMENTS
----------------------------


                  DIAMOND HOME SERVICES, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                            Three Months Ended         Six Months Ended
                                                                 June 30,                June 30,
                                                        ----------------------    ---------------------
                                                           1999          1998       1999       1998
                                                           ----          ----       ----       ----
                                                              (In thousands, except per share data)
Net sales ...........................................   $  66,362    $  65,615   $ 122,965    $  94,491
Cost of sales .......................................      43,804       41,951      81,338       58,140
                                                        ---------    ---------   ---------    ---------
Gross profit ........................................      22,558       23,664      41,627       36,351
Operating expenses:
     Selling, general, and administrative expense
                                                           22,540       21,602      41,754       33,891
     Restructuring expense ..........................        --           --         1,313         --
     Operating interest expense .....................         106           68         209          123
     Amortization expense ...........................         691          274       1,435          434
                                                        ---------    ---------   ---------    ---------
Operating income (loss) .............................        (779)       1,720      (3,084)       1,903
Interest expense ....................................       1,125          752       2,253          752
Interest income and other ...........................         150          130         309          256
                                                        ---------    ---------   ---------    ---------
Income (loss) before income taxes ...................      (1,754)       1,098      (5,028)       1,407
Income taxes ........................................        (662)         475      (1,848)         599
                                                        ---------    ---------   ---------    ---------
Net income (loss) ...................................   ($  1,092)   $     623   ($  3,180)   $     808
                                                        =========    =========   =========    =========

Net income (loss) per share:
     Basic ..........................................   ($   0.13)   $    0.07   ($   0.37)   $    0.09
                                                        =========    =========   =========    =========
     Diluted ........................................   ($   0.13)   $    0.07   ($   0.37)   $    0.09
                                                        =========    =========   =========    =========
Weighted average number of common shares outstanding:
     Basic ..........................................       8,507        8,507       8,507        8,507
                                                        =========    =========   =========    =========
     Diluted ........................................       8,507        8,507       8,507        8,507
                                                        =========    =========   =========    =========

See accompanying notes



                  DIAMOND HOME SERVICES, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                                      JUNE 30,    December 31,
                                                                                                       1999          1998
                                                                                                     ----------   -------------
                                                                                                     (Unaudited)
                                                                                                           (In thousands)
                                                                          ASSETS
Current assets
   Cash and cash equivalents .....................................................................   $  2,855   $  5,104
   Accounts receivable, net ......................................................................     24,698     22,138
   Inventories, net ..............................................................................     16,459     15,771
   Refundable income taxes .......................................................................      1,792      1,297
   Prepaids  and other current assets ............................................................      2,083      3,994
   Deferred income taxes .........................................................................      2,043      1,500
                                                                                                     --------   --------
Total current assets .............................................................................     49,930     49,804

Finance company accounts receivable, net .........................................................      9,239     10,011

Net property, plant and equipment ................................................................     20,416     20,812
Intangible assets, net ...........................................................................     37,517     38,981
Other ............................................................................................      6,749      6,521
                                                                                                     --------   --------
Total assets .....................................................................................   $123,851   $126,129
                                                                                                     ========   ========

                                                       LIABILITIES AND COMMON STOCKHOLDERS' EQUITY
Current Liabilities
   Due to bank and current portion of long-term debt .............................................   $ 46,343   $ 10,225
   Accounts payable and accrued liabilities ......................................................     23,355     22,181
   Deferred revenue ..............................................................................      1,195      1,621
                                                                                                     --------   --------
Total current liabilities ........................................................................     70,893     34,027
Long-term liabilities:
   Long-term debt ................................................................................      9,105     44,705
   Warranty and retention ........................................................................     10,094     10,851
   Deferred income taxes .........................................................................        514        267
  Other ..........................................................................................      1,979      1,867
                                                                                                     --------   --------
Total long-term liabilities ......................................................................     21,692     57,690
Common stockholders' equity ......................................................................     31,266     34,412
                                                                                                     --------   --------
Total liabilities and common stockholders' equity ................................................   $123,851   $126,129
                                                                                                     ========   ========
See accompanying notes



                  DIAMOND HOME SERVICES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                                      Six Months Ended
                                                                                                          June 30,
                                                                                              ----------------------------------
                                                                                                       (In thousands)
                                                                                                   1999              1998
                                                                                                   ----              ----
Net income (loss).........................................................................          ($3,180)               $808
    Adjustments to reconcile net income (loss) to net cash provided by (used in)
        operating activities: ............................................................
        Depreciation and amortization.....................................................             2,815                852
        Deferred income taxes.............................................................             (296)              (495)
        Other.............................................................................               220                134
        Changes in operating assets and liabilities:
           Accounts receivable and other assets...........................................             (761)            (2,626)
           Inventories....................................................................             (688)              (455)
           Accounts payable and accrued expenses..........................................             1,174               (99)
           Deferred revenues..............................................................             (426)               (17)
           Warranty and retention.........................................................             (757)                566
                                                                                              ---------------   ----------------
    Net cash provided by (used in) operating activities...................................           (1,899)            (1,332)
Investing activities:
      Acquisition of Reeves Southeastern Corporation, net of cash acquired................                --           (30,938)
     Consumer finance loans originated, net of collections................................             (772)            (1,885)
     Other                                                                                               861            (2,230)
     Capital expenditures, net............................................................             (991)            (1,509)
                                                                                              ---------------   ----------------
     Net cash used in investing activities................................................             (902)           (36,562)
Financing activities:
      Advances under revolving credit agreement, net......................................             2,621                500
      Proceeds on (payments of) term debt and capital leases..............................           (1,731)             30,000
     Borrowings on finance company bank line of credit, net...............................             (100)              1,720
     Payments on notes receivable from officers for treasury stock and other..............                34                 57
     Payments due to stockholders.........................................................             (272)              (288)
                                                                                              ---------------   ----------------
     Net cash provided by (used in) financing activities..................................               552             31,989
     Net increase (decrease) in cash and cash equivalents.................................           (2,249)            (5,905)
     Cash and cash equivalents at beginning of period.....................................             5,104              9,966
                                                                                              ---------------   ----------------
     Cash and cash equivalents at end of period...........................................            $2,855             $4,061
                                                                                              ===============   ================
    Supplemental cash flow disclosure:
      Interest paid.......................................................................            $2,090               $127
                                                                                              ===============   ================
      Income taxes paid...................................................................                $6             $1,006
                                                                                              ===============   ================
   Investing and financing activities exclude the following non-cash transactions:
      Acquisition of Reeves Southeastern Corporation through notes payable................               $--            $11,413
                                                                                              ===============   ================
See accompanying notes.


                  DIAMOND HOME SERVICES, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1.                BASIS OF PRESENTATION

                 The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month and six-month periods ended June 30, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999. For further information, refer to the consolidated financial statements included in the Company's 1998 Annual Report on Form 10-K and Form 8-K/A filed May 13, 1998.
                 The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.
                 These  condensed   consolidated  financial  statements  include
Diamond Home Services, Inc. (the "Company") and its subsidiaries Diamond Exteriors, Inc.(R) ("Exteriors"), Reeves Southeastern Corporation ("Reeves"), Marquise Financial Services, Inc. ("Marquise"), and Solitaire Heating and Cooling, Inc. d/b/a KanTel(TM) ("KanTel").

2.               CONSUMER FINANCING

                 The following  summarized  condensed financial  information for
Marquise,   the  Company's  finance   subsidiary,   is  before   elimination  of
inter-company transactions in consolidation:


                                                                    JUNE 30, 1999                          December 31, 1998
                                                           ---------------------------      ---------------------------------
                                                                   (UNAUDITED)
ASSETS:
Cash......................................................                    $94,000                               $343,000
Financing receivables, net................................                  9,239,000                             10,011,000
Other assets..............................................                  1,235,000                              1,237,000
                                                           ===========================      =================================
Total assets..............................................                $10,568,000                            $11,591,000
                                                           ===========================      =================================
LIABILITIES AND STOCKHOLDER'S EQUITY:
Due to Bank...............................................                 $4,425,000                             $4,525,000
Due to Diamond Exteriors, Inc.............................                  5,792,000                              6,724,000
Other.....................................................                     65,000                                 74,000
                                                           ---------------------------      ---------------------------------
Total liabilities.........................................                 10,282,000                             11,323,000
Total stockholder's equity................................                    286,000                                268,000
                                                           ===========================      =================================
Total liabilities and stockholder's equity................                $10,568,000                            $11,591,000
                                                           ===========================      =================================


            Results of operations for the three months and six months ended June 30, 1999 and 1998, respectively:


                                                         Three Months Ended                     Six Months Ended
                                                              June 30,                             June 30,
                                                 --------------------------------- -------------------------------------------------
                                                  1999               1998                    1999              1998
                                                  ----               ----                    ----              ----
                                                                              (Unaudited)
Financing income...............................         $374,000         $412,000         $768,000         $787,000
General and administrative expenses (1)........          373,000          509,000          848,000          966,000
                                                 ---------------- ---------------- ---------------- ----------------
Income (loss) before tax benefit...............            1,000         (97,000)         (80,000)        (179,000)
Income taxes...................................               --         (39,000)         (30,000)         (72,000)
                                                 ================ ================ ================ ================
Net income (loss)..............................           $1,000        ($58,000)        ($50,000)       ($107,000)
                                                 ================ ================ ================ ================

(1) Includes interest expense paid to the Company and provision for credit losses.


            Cash flow for the six months ended June 30, 1999 and 1998, respectively:


                                                                          Six Months Ended June 30,
                                                                -----------------------------------------------
                                                                   1999                          1998
                                                                ---------------             -------------------
                                                                                 (Unaudited)
Cash at beginning of period..................................            $343,000                      $23,000
Net cash used in operating activities........................              11,000                     (16,000)
Net cash provided by (used in) investing activities..........             772,000                  (1,885,000)
Net cash provided by financing activities....................         (1,032,000)                    1,952,000
                                                                ------------------
                                                                                            ===================
Cash at end of period........................................             $94,000                      $74,000
                                                                ==================          ===================


                 At June 30, 1999, Marquise had approximately $200 thousand in approved but not funded loan commitments.

3.               ACQUISITIONS

              On April 20, 1998, the Company purchased all the outstanding shares of Reeves for an aggregate consideration of $42,621,000 consisting of: 1) $30,000,000 cash at closing; 2) $3,413,000 non-interest bearing notes payable in installments through June 2000; 3) $7,708,000 in 7% notes payable (to be paid into an escrow account for future possible environmental expenses, as defined) in installments through June 2005; and 4) $1,500,000 in transaction costs.
            On November 16, 1998 the Company acquired certain net assets and the telephone lead-taking operation and telemarketing business of H.I., Inc., a related party, for an aggregate purchase price of $2,398,000 (including $100 thousand in transaction costs) consisting of $1,498,000 net cash at closing and $900 thousand in 5% contingent convertible subordinated notes due October 2005.
            Based on the terms of the transactions, the acquisitions are accounted for as a purchase, in accordance with Accounting Principles Board Opinion No. 16. Accordingly, the accompanying consolidated statements of operations include Reeves's and KanTel's results of operations since the date of acquisition. The Company revalued the basis of Reeves's and KanTel's acquired assets and assumed liabilities to fair value at the date of purchase. The purchase prices of Reeves and KanTel are calculated as the cash plus fair value of notes paid plus the Company's transaction costs. The difference between the purchase price and the fair value of identifiable tangible and intangible assets acquired and the liabilities assumed and incurred is recorded as goodwill and amortized over a period of 40 years for Reeves and 7 years for KanTel. The allocation of the acquisition purchase prices is as follows:

                       Purchase price                             $43,419,000
                       Transaction costs                            1,600,000
                                                             -----------------
                       Total purchase price                       $45,019,000
                                                             =================

                       Fair value of assets acquired              $63,072,000
                       Goodwill                                    10,661,000
                       Liabilities assumed                       (28,714,000)
                                                             -----------------
                       Total                                      $45,019,000
                                                             =================

            The following unaudited pro forma information for the three months and six months ended June 30, 1998 reflects the results of the Company's operation as if the acquisitions had occurred at the beginning of the period presented adjusted, in the case of Reeves, for 1) the effect of the recurring charges related to the acquisition, primarily the amortization of goodwill and other intangible assets, interest expense on borrowings to finance the acquisition, and an increase in depreciation expense due to the write-up to fair market value of fixed assets; and 2) the elimination of compensation for prior management and directors, certain benefit plans, and non-recurring charges.


                                   Three Months Ended June 30,                  Six Months Ended June 30,
                               ---------------------------------------- ------------------------------------
                                  1999                 1998                 1999                 1998
                                  ----                 ----                 ----                 ----
Revenues                              $66,362,000    $74,040,000           $122,965,000         $125,020,000
Net income (loss)                    ($1,092,000)        885,000           ($3,180,000)              735,000
Net income (loss)
   per share - diluted                     ($.13)           $.10                 ($.37)                 $.09


            The pro forma results have been prepared for comparative purposes only and do not purport to be indicative of the results which actually would have been attained if the acquisitions had been consummated on the dates indicated above, nor does it purport to indicate or suggest what the results of the operations of the Company will be for any future period.

4.          RECEIVABLES

            Based on recent discussions with the Sears, the Company has been advised by Sears that there is a dispute in the amount of credit participation fee income due to the Company. At June 30, 1999, the Company had recorded $2.8 million ($1.2 million non-current) in earned but not paid credit participation fee income. The dispute relates to an interpretation in the Sears license agreement as to how much, if any, of the unpaid credit participation fee income is due to the Company in the event of, among other things, an early termination of the license agreement or in the event of the non-renewal of the license agreement. The Company is in discussions with Sears to understand and clarify the points of the dispute. The Company continues to believe that its interpretation and practices are supportable. However, there can be no assurance that once the discussions and negotiations are concluded that the Company's interpretation of the agreement or actual negotiations will support the current carrying value of the credit participation fee receivable. The Company's best estimate, as at June 30, 1999, of the amount of the dispute is approximately $1.7 million.

5.          INVENTORIES

            The components of inventories at June 30, 1999 and December 31, 1998 are as follows:

                                                  JUNE 30,     December 31,
                                                    1999            1998
                                            ---------------- ----------------
                     Raw materials                 $564,000          $449,000
                     Work in progress               795,000           861,000
                     Finished goods              15,100,000        14,461,000
                                            ================ =================
                     Total                      $16,459,000       $15,771,000
                                            ================ =================
6.          DEBT

            On June 30, 1999, the Company was in default on the restrictive covenant to its $42 million secured syndicated bank credit facility (also, the "Bank Group") with regard to minimum cash flow, as defined. The Company is negotiating to obtain a waiver to this default. The Company has been advised by the Bank Group that its $42 secured syndicated bank credit facility has been reassigned to the workout section of each of the participating banks. The contemplated conditions to obtaining a waiver include: 1) a $4 million prepayment of the $18 million term notes by September 15, 1999; 2) the net proceeds from the sale of assets, as defined, to reduce the $18 million term notes which amounts can be used to reduce the prepayments required in 1) above;
3) a $2.5 million reduction to the borrowing base availability (at June 30, 1999, the Company had $3.7 million in excess borrowing base availability); and,
4) as a condition precedent, a definitive agreement for the sale of at least $4.6 million of the Marquise accounts receivable. The Company has initiated several cash stimulation programs to commence to address the foregoing requirements. Notwithstanding the Company's inability to predict with certitude whether it can meet the foregoing contemplated requirements within the specified time period, the Bank Group to date has not agreed to adjust the third quarter cash flow restrictive covenant which requires a cumulative cash flow of $7 million or to adjust its end of year restrictive covenants. Based on the operating results of the Company, specifically its installed home improvement business, for the first six months and July 1999, it is not likely that the Company will be in compliance with these restrictive covenants. While the Bank Group has informally expressed its intentions, as it has in the past, to work with the Company, there can be no assurance that at the conclusion of the negotiations the Company will be able to negotiate terms and conditions that it can reasonably attain for the immediate future periods; and, therefore, will continue to be dependent on the ongoing forbearance of the Bank Group. Accordingly, the Company has reclassified all $38.3 million of its outstanding debt to the Bank Group to current portion of long-term debt on its balance sheet. In addition, given the Company's financial condition and continuing operating losses of its installed home improvement business, the Company has retained special legal counsel and is in the process of retaining financial and operating crisis consultants to advise the Company of all its financial, operating and legal alternatives as it attempts to stabilize its current situation.

7.          Segment Data

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



                                                           Three Months ended June 30,                  Six Months ended June 30,
                                                   ----------------------------------------     -----------------------------------
                                                              1999               1998                  1999                1998
                                                   --------------------- ------------------     ----------------- -----------------
Net sales
     Installed Home Improvements                            $31,823,000        $41,131,000           $60,701,000       $70,007,000
     Manufacturing and Distribution                          34,539,000         24,484,000            62,264,000        24,484,000
                                                   --------------------- ------------------     ----------------- -----------------
                                                             66,362,000         65,615,000           122,965,000        94,491,000
Inter-segment sales:
     Manufacturing and Distribution                           1,690,000          1,560,000             2,588,000         1,560,000
     Eliminations                                           (1,690,000)        (1,560,000)           (2,588,000)       (1,560,000)
                                                   --------------------- ------------------     ----------------- -----------------
     Net Sales                                               66,362,000         65,615,000           122,965,000        94,491,000
                                                   ===================== ==================     ================= =================

Pre-tax income
     Installed Home Improvements                            (3,042,000)            120,000           (5,550,000)           429,000
     Manufacturing and Distribution                           1,288,000            978,000               522,000           978,000
                                                   --------------------- ------------------     ----------------- -----------------
                                                            (1,754,000)          1,098,000           (5,028,000)         1,407,000
                                                   ===================== ==================     ================= =================

Depreciation and amortization expense
     Installed Home Improvements                                617,000            282,000             1,264,000           545,000
     Manufacturing and Distribution                             767,000            307,000             1,551,000           307,000
                                                   --------------------- ------------------     ----------------- -----------------
                                                              1,384,000            589,000             2,815,000           852,000
                                                   ===================== ==================     ================= =================

Additions to property, plant, and equipment
     Installed Home Improvements                                250,000          1,144,000               605,000         1,509,000
     Manufacturing and Distribution                             204,000                 --               386,000                --
                                                   --------------------- ------------------     ----------------- -----------------
                                                                454,000          1,144,000               991,000         1,509,000
                                                   ===================== ==================     ================= =================

Earnings (Loss) before interest, income
   taxes, depreciation and amortization
     Installed Home Improvements                            (2,562,000)            402,000           (4,286,000)           974,000
     Manufacturing and Distribution                           3,317,000          2,037,000             4,326,000         2,037,000
                                                   --------------------- ------------------     ----------------- -----------------
                                                               $755,000         $2,439,000               $40,000        $3,011,000
                                                   ===================== ==================     ================= =================


                 The Company's results of operations may fluctuate from year to year or quarter to quarter due to a variety of factors. The Company expects lower levels of sales and profitability during the period from mid-November through mid-March, impacting the first and fourth quarters of each year. The Company believes that this seasonality is caused by 1) winter weather in certain of the Company's markets located in the northeastern and north central U.S. and by rainy weather, each of which limits the Company's ability to install exterior home improvement products; and 2) reduced demand for commercial and industrial fencing and related products.

ITEM 2. MANAGEMENT'S  DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
--------------------------------------------------------------------------------
OF OPERATIONS
-------------

RESULTS OF OPERATIONS
SECOND QUARTER 1999 COMPARED TO SECOND QUARTER 1998

Net Sales

                 Net sales increased $747 thousand, or 1.1%, from $65.6 million for the second quarter 1998 to $66.4 million for the second quarter 1999.

                 Installed Home Improvements

                 Installed home improvement product sales decreased $9.3 million, or 22.6%, from $41.1 million for the second quarter of 1998 to $31.8 million for the second quarter of 1999. Net sales attributable to roofing and gutter products and services decreased $7.4 million, or 28.6%, to $18.6 million in the second quarter 1999. Net sales attributable to fencing products and services decreased $1.1 million, or 12.7%, to $7.4 million in the second quarter of 1999. Net sales attributable to garage doors, entry doors, and other products and services decreased $568 thousand, or 10.0%, to $5.1 million in the second quarter 1999. Credit participation fee income decreased $166 thousand to $391 thousand in the second quarter 1999. Finance interest income decreased $41 thousand to $371 thousand on receivables financed by the Company's finance subsidiary, Marquise. Backlog, defined as jobs sold but not installed, increased $6.5 million from $11.3 million at the end of March 1999 to $17.8 million at the end of the second quarter 1999. Backlog increased $4.0 million from $12.0 million at the end of March 1998 to $16.0 million at the end of the second quarter 1998. The decrease in installed sales and increase in backlog was attributable to the continuing effects of the restructuring and related activities in this segment as they relate to poor operating efficiencies measured in reduced close ratios, increased cancellations, reduced credit approvals, delays in scheduling installers and insufficient numbers of certified installers in certain markets.

                 Manufacturing and Wholesale Distribution

                 Manufacturing and wholesale distribution sales increased $10.1 million, or 41.1%, from $24.5 million for the ten weeks ended June 30, 1998 to $34.5 million for the second full quarter (13 weeks) 1999. Manufacturing and wholesale distribution sales are comprised of the following major product lines:


                                                                            Three months ending June 30,
                                                                             1999                      1998
                       Chain link and accessories                           $21,698,000               $17,077,000
                       Wood                                                   6,547,000                 4,488,000
                       Ornamental/specialty                                   3,192,000                 1,929,000
                       Gate operators and access control                      1,927,000                   903,000
                       Security systems                                       2,642,000                 1,647,000
                       Other                                                    223,000                        --
                                                                   --------------------- -------------------------
                                                                             36,229,000                26,044,000
                       Less:  inter-segment sales                             1,690,000                 1,560,000
                                                                   ===================== =========================
                                                                            $34,539,000               $24,484,000
                                                                   ===================== =========================

                 Backlog, defined as orders placed but not delivered, increased $1.0 million from $3.6 million at the end of March 1999 to $4.6 million at the end of the second quarter 1999.

Gross Profit

                 Gross profit decreased $1.1 million, or 4.7%, from $23.7 million, or 36.1% of net sales, for the second quarter 1998 to $22.6 million, or 34.0% of net sales, for the second quarter 1999.

                 Installed Home Improvements

                 Installed home improvement product gross profit decreased $3.8 million, or 21.4%, from $17.6 million, or 42.9% of installed home improvement product sales, for the second quarter 1998 to $13.9 million, or 43.6% of installed home improvement product sales, for the second quarter 1999. The decrease in gross profit amount was attributable to the 22.6% decrease in sales and $207 thousand decrease in credit participation fee income and finance income. The increase in gross profit expressed as a percentage of installed home improvement product sales was attributable to a shift in product mix to higher-margin products and a price increase. The license fee incurred to Sears decreased $847 thousand from $4.2 million in the second quarter 1998 to $3.3 million for the second quarter 1999, and, expressed as a percentage of net installed home improvement product sales (which is defined as installed home improvement product sales or segment sales excluding credit participation and finance interest income), increased from 10.4% for the second quarter 1998, compared to 10.6% of net installed home improvement product sales for the second quarter 1999. The decrease in license fee incurred to Sears in the second quarter 1999 was due to an overall decrease in net installed home improvement sales; and the percentage increase is attributable to fewer roofing repairs with no license fees during the quarter. On January 1, 1996, Sears and the Company entered into an agreement which has been amended and extended through December 31, 2001. Among other things, the license agreement provides for a fixed license fee, at the March 1995 license fee rate, to be charged during the term of the license agreement. Gross profit before the Sears license fee, credit participation fee and finance interest income decreased $4.4 million, or 21.1%, from $20.8 million, or 51.8% of net installed home improvement product sales, for the second quarter 1998 to $16.4 million, or 52.8% of net installed home improvement product sales, for the second quarter 1999. The unit costs of material, installation labor and warranty expense remained relatively constant during the quarterly period.

                 Manufacturing and Wholesale Distribution

                 Manufacturing and wholesale distribution gross profit increased
$2.7 million, or 44.4%, from $6.0 million, or 23.1% of gross (before inter-segment elimination) segment revenue, for the ten weeks ended June 30, 1998 to $8.7 million, or 24.0% of gross segment revenue, for the second full quarter 1999.

Selling, General and Administrative Expenses

                 Selling, general and administrative expenses increased $938 thousand, or 4.5%, from $21.6 million in the second quarter 1998 to $22.6 million in the second quarter 1999 and, as a percentage of net sales, increased from 32.9% to 34.0%. Reeves contributed $5.9 million and $4.2 million in selling, general and administrative expense in the second quarter 1999 and the ten weeks ended June 30, 1998, respectively.

                 Installed Home Improvements

                 Selling, general and administrative expenses for this segment decreased $728 thousand, or 4.2%, from $17.4 million in the second quarter 1998 to $16.6 million in the second quarter 1999 and, as a percentage of installed home improvement sales, increased from 42.2% to 52.3%. Selling expense representing sales managers' and home consultants' direct compensation, direct advertising expense and lead-taking costs decreased $25 thousand to $7.0 million for the second quarter 1999; as a percentage of net installed sales, selling expense increased from 17.4% to 22.5%. Selling compensation increased $380 thousand, or 11%, from $3.5 million in the second quarter 1998 to $3.9 million in the second quarter 1999; as a percentage of net installed sales, selling compensation increased from 8.7% to 12.4 %. The percentage increase in selling compensation was attributable to the imbalance of fixed cost components in the new compensation plan to below-plan net installed sales volume. The primary purpose of the changes in selling compensation programs is to improve recruiting and retention of home consultants and sales management. Effective May 1, 1999, as part of the restructuring initiative, the compensation arrangement for home consultants, sales managers, and field operations management has been changed to include: 1) for selling compensation, minimum draws and fixed auto allowances offset by lower commission rates; and 2) for field operations management, increased quota incentive bonuses. Direct advertising expense decreased $730 thousand, or 26.1%, from $2.8 million for the second quarter 1998 to $2.1 million for the second quarter 1999; as a percentage of net installed sales, direct advertising expense decreased from 6.9% for the second quarter 1998 to 6.7% for the second quarter 1999. Lead-taking costs increased $326 thousand, or 44.6% from $731 thousand for the second quarter 1998 to $1.1 million for the second quarter 1999; as a percentage of net installed sales, lead-taking costs increased from 1.8% to 3.4%. The increase was attributable to a 18% increase in total leads or scheduled appointments, increased service levels (to reduce incidence of abandoned calls), ongoing development of new scripts and database maintenance.
                 General and administrative expenses representing administrative support including training, customer service, home consultant support services, field installations operations, and Marquise payrolls and Company benefits and general expenses, decreased $808 thousand from $10.4 million for the second quarter 1998 to $9.6 million for the second quarter 1999; as a percentage of net segment sales, general and administrative expenses increased from 25.4% to 30.3%. Performance-based compensation paid to officers, field installation managers and field operations staff, including KanTel, increased $186 thousand from $183 thousand in the second quarter 1998 to $369 thousand in the second quarter 1999. No performance-based compensation was paid to officers in the second quarter 1999. Included in general and administrative expenses in the second quarter 1999 are expenses approximating in the aggregate $840 thousand for the "University of Diamond" training, customer service, and home consultant services.

                 Manufacturing and Wholesale Distribution

                 Selling,  general and administrative  expenses for this segment increased $1.7 million, or 39.4%, from $4.2 million for the ten weeks ended June 30, 1998 to $5.9 million in the second quarter 1999 and, as a percentage of gross segment revenues, remained constant at 16.3%. Selling expenses representing the operations, primarily payroll and related costs, and facilities and equipment costs, of distribution centers increased $1.5 million, or 42.9%, to $4.9 million in the second quarter of 1999. General and administrative expenses increased $209 thousand, or 25.1%, to $1.0 million in the second quarter of 1999.

Operating Interest Expense

                 Operating interest expense increased from $68 thousand in the second quarter 1998 to $106 thousand in the second quarter 1999. The increase in operating interest expense resulted from the Company's finance subsidiary's borrowings during the quarter.

Amortization of Intangibles

                 Amortization of intangibles increased $417 thousand from $274 thousand in the second quarter 1998 to $691 thousand in the second quarter 1999. The amortization expense relates primarily to goodwill incurred in connection with the September 1994 stock repurchase from management and the amortization of intangibles, including goodwill and covenants not to compete, related to the Reeves acquisition in April 1998 and to a lesser extent the KanTel acquisition in November 1998.

Interest Expense

                 Interest expense increased from $752 thousand in the second quarter 1998 to $1.1 million in the second quarter 1999. This increase reflects the full quarter effect of interest expense incurred related to the debt associated with the acquisition of Reeves and to a lesser extent to working capital requirements related to Reeves, and an increase in the interest rate spread; and, capitalized leases related to the Company's new information technology systems.

Interest Income and Other

                 Interest income increased $20 thousand from $130 thousand in the second quarter 1998 to $150 thousand in the second quarter 1999, primarily due to finance income on Reeves's trade receivables partially offset by decreased interest income from lower Company invested cash balances.

Income Taxes

                 The Company's income taxes decreased from $475 thousand, or an effective rate of 43.3%, for the second quarter 1998 to an income tax benefit of $662 thousand, or an effective rate of 37.7%, for the second quarter 1999. The difference in the effective income tax rate and the federal statutory rate (34%) is due primarily to amortization of certain intangibles (which increased in 1999) which are not deductible for federal income tax purposes and the effect of state income taxes.

FIRST SIX MONTHS 1999 COMPARED TO FIRST SIX MONTHS 1998

Net Sales

                 Net sales increased $28.5 million, or 30.1%, from $94.5 million for the first six months 1998 to $123.0 million for the first six months 1999. Reeves, acquired in April, 1998, contributed $62.3 million to net sales in the first six months 1999, compared to $24.5 million for the ten weeks ended June 30, 1998.

                 Installed Home Improvements

                 Installed home improvement product sales decreased $9.3 million, or 13.3%, from $70.0 million for the first six months 1998 to $60.7 million for the first six months 1999. Net sales attributable to roofing and gutter products and services decreased $7.4 million or 16.5% to $37.3 million for the first six months 1999. Net sales attributable to fencing products and services decreased $1.1 million or 10.3% to $11.1 million for the first six months 1999. Net sales attributable to garage doors, entry doors, and other products and services decreased $741 thousand or 6.5% to $10.6 million for the first six months 1999. Credit participation fee income decreased $28 thousand to $885 thousand in the first six months 1999. Interest income on receivables financed by the Company's consumer finance subsidiary, Marquise, decreased $19 thousand to $768 thousand for the first six months 1999. Backlog, defined as jobs sold but not installed, increased $3.9 million from $13.9 million at the end of December, 1998 to $17.8 million at the end of the first six months 1999. Backlog increased $5.1 million from $10.9 million at the end of December 1997 to

$16.0 million at the end of the second quarter 1998. The decrease in installed sales and increase in backlog occurred primarily in the second quarter 1999 and was attributable to the continuing effects of the restructuring and related activities in this segment as they relate to poor operating efficiencies measured in reduced close ratios, increased cancellations, reduced credit approvals, delays in scheduling installers and insufficient numbers of certified installers in certain markets.

                 Manufacturing and Wholesale Distribution

                 Manufacturing and wholesale distribution sales for the first six months 1999 and the ten weeks ending June 30, 1998 are comprised of the following major product lines:


                                                                 SIX MONTHS ENDED      Ten Weeks Ended
                                                                  JUNE 30, 1999         June 30, 1998
                                                                  -------------        ----------------
                       Chain link and accessories                       $40,134,000         $17,077,000
                       Wood                                               9,754,000           4,488,000
                       Ornamental/specialty                               5,005,000           1,929,000
                       Gate operators and access control                  3,695,000             903,000
                       Security systems                                   6,041,000           1,647,000
                       Other                                                223,000                  --
                                                                 -------------------   -----------------
                                                                         64,852,000          26,044,000
                       Less:  inter-segment sales                         2,588,000           1,560,000
                                                                 ===================   =================
                                                                        $62,264,000         $24,484,000
                                                                 ===================   =================


                 Backlog, defined as orders placed but not delivered, increased $1.5 million from $3.1 million at the end of December 1998 to $4.6 million at the end of June 1999.

Gross Profit

                 Gross profit increased $5.3 million, or 14.5%, from $36.4 million, or 38.5% of net sales, for the first six months 1998 to $41.6 million, or 33.9% of net sales, for the first six months 1999. Reeves contributed $15.2 million to gross profit in the first six months 1999, compared to $6.0 million for the ten weeks ended June 30, 1998.

                 Installed Home Improvements

                 Installed home improvement product gross profit decreased $3.9 million, or 13.0%, from $30.3 million, or 43.3% of installed home improvement product sales, for the first six months 1998 to $26.4 million, or 43.5% of installed home improvement product sales, for the first six months 1999. The decrease in gross profit amount was attributable to a 13.3% decrease in sales and $56 thousand decrease in credit participation fee income and in finance interest income. The increase in gross profit, expressed as a percentage of installed home improvement product sales, resulted from a shift in product mix and price increases. The license fee incurred to Sears decreased $860 thousand, or 12.1%, from $7.1 million, or 10.4% of net installed home improvement product sales, for the first six months 1998 to $6.2 million, or 10.6% of net installed home improvement product sales, for the first six months 1999. The decrease in the license fee incurred to Sears for the first six months 1999 was due to an overall decrease in net installed home improvement product sales; and the percentage increase to a shift in the balance of sales. Effective January 1, 1996, Sears and the Company entered into a three-year license agreement which has been amended and extended through December 31, 2001. Among other things, the license agreement provides for a fixed license fee, at the March 1995 license fee rate, to be charged during the term of the license agreement. Gross profit before the Sears license fee, credit participation fee and finance interest income decreased $4.7 million, or 13.3%, from $35.7 million, or 52.3% of net installed home improvement product sales, for the first six months 1998 to $31.0 million, or 52.5% of net installed home improvement product sales, for the first six months 1999. The decrease in gross profit amount was attributable to a 13.6% decrease in net installed home improvement product sales; and, the increase in gross profit index was attributable to a shift in product mix and increases in unit prices. The unit costs of materials, installation labor and warranty expense remained relatively constant during the six month period.

                 Manufacturing and Wholesale Distribution

                 Manufacturing and wholesale distribution gross profit increased $9.2 million, or 153.5%, from $6.0 million in the ten weeks ended June 30, 1998 to $15.2 million in the first full six months 1999 and, as a percentage of gross (before inter-segment elimination) segment revenue, increased from 23.1% to 23.5%.

Selling, General and Administrative Expenses

                 Selling, general and administrative expenses increased $7.9 million, or 23.2%, from $33.9 million in the first six months 1998 to $41.8 million in the first six months 1999 and, as a percentage of net sales, decreased from 35.9% to 34.0%. Reeves contributed $11.7 million and $4.2 million in selling, general and administrative expense in the first six months 1999 and the ten weeks ended June 30, 1998, respectively.

                 Installed Home Improvements

                 Selling, general and administrative expenses for this segment increased $428 thousand, or 1.4%, from $29.7 million in the first six months 1998 to $30.1 million in the first six months 1999 and, as a percentage of installed home improvement sales, increased from 42.4% to 49.9%. Selling expenses representing sales managers' and home consultants' direct compensation, direct advertising expense and lead-taking costs increased $397 thousand to $11.6 million for the first six months 1999; and, as a percentage of net installed sales, selling expense increased from 16.4% to 19.6%. Selling compensation increased $241 thousand, or 4.1%, from $5.9 million in the first six months 1998 to $6.1 million in the first six months 1999; as a percentage of net installed sales, selling compensation increased from 8.6% to 10.4%. The percentage increase in selling compensation was attributable to the second quarter 1999 imbalance of fixed costs components in the new compensation plan to below-plan net installed sales. The primary purpose of the changes in selling compensation programs is to improve recruiting and retention of home consultants and sales management. Effective May 1, 1999, as part of the restructuring initiative, the compensation arrangement for home consultants, sales managers, and field operations management has been changed to include: 1) for selling compensation, minimum draws and fixed auto allowances offset by lower commission rates; and 2) for field operations management, increased quota incentive bonuses. Direct advertising expense decreased $252 thousand, or 6.2%, from $4.1 million for the first six months 1998 to $3.8 million for the first six months 1999; as a percentage of net installed sales, direct advertising expense increased from 6.0% for the first six months 1998 to 6.5% for the first six months 1999. Lead-taking costs increased $408 thousand, or 33.7% from $1.2 million for the first six months 1998 to $1.6 million for the first six months 1999; as a percentage of net installed sales, lead-taking costs increased from 1.8% to 2.7%. The increase was attributable to 18% increase in total leads or scheduled appointments during the first six months, and, commencing in the second quarter 1999, increased service levels, development of new scripts and database maintenance.
                 General and administrative expense representing administrative support including training, customer service, home consultant support services, field installations operations, and Marquise payrolls and Company benefits and general expenses, increased $117 thousand, or 6.3% from $18.6 million for the first six months 1998 to $18.7 million for the first six months 1999; as a percentage of net segment sales, general and administrative expenses increased from 26.6% to 30.8%. Performance-based compensation paid to officers, field installation managers and field operations staff, including KanTel, increased $77 thousand from $686 thousand in the first six months 1998 to $763 thousand in the first six months 1999. No performance-based compensation was paid to officers in the first six months 1999. Included in general and administrative expenses in the first six months 1999 are expenses approximating in the aggregate $1.1 million for the "University of Diamond" training, customer service, and, commencing in the second quarter, home consultant services.

                 Manufacturing and Wholesale Distribution

                 Selling, general, and administrative expenses for the first six months 1999 for this segment includes selling expenses of $9.5 million representing the operations, primarily payroll and related costs, and facilities and equipment costs, of 31 distribution centers and $2.2 million of general and administrative expenses. For the ten weeks ended June 30, 1998, selling, general, and administrative expenses consisted of $3.4 million in selling expenses and $832 thousand in general and administrative expenses.

Restructuring Expense

                 During the first six months 1999, the Company recorded a $1.3 million pre-tax charge for restructuring and related activities in its installed home improvements segment, comprised of a $759 thousand charge for severance and employee retention incentive bonuses, a $314 thousand charge for restructuring consultancy and related expenses, and a $240 thousand charge for out-of-pocket expenses related to restructuring implementation. The first six months 1999 restructuring charge was approximately $300 thousand higher than initial estimates necessitated by the need to both hold to and accelerate the restructuring timetable.

Operating Interest Expense

                 Operating interest expense increased from $123 thousand in the first six months 1998 to $209 thousand in the first six months 1999. The increase in operating interest expense resulted from the Company's finance subsidiary's borrowings during the first six months.

Amortization of Intangibles

                 Amortization of intangibles increased $1.0 million from $434 thousand in the first six months 1998 to $1.4 million in the first six months 1999. The amortization expense relates primarily to goodwill incurred in connection with the September 1994 stock repurchase from management and the amortization of intangibles, including goodwill and covenants not to compete, related to the Reeves acquisition in April 1998 and to a lesser extent the KanTel acquisition in November 1998.

Interest Expense

                 Interest expense increased from $752 thousand in the first six months 1998 to $2.3 million in the first six months 1999. This increase reflects the full six month effect of interest expense incurred related to the debt associated with the acquisition of Reeves, and an increase in the interest rate spread; and, capitalized leases related to the Company's new information technology systems.

Interest Income and Other

                 Interest income increased $53 thousand from $256 thousand in the first six months 1998 to $309 thousand in the first six months 1999.

Income Taxes

                 The Company's income taxes decreased from $599 thousand, or an effective rate of 42.6%, for the first six months 1998 to a credit of $1.8 million, or an effective rate of 36.8%, for the first six months 1999. The difference in the effective income tax rate and the federal statutory rate (34%) is due primarily to amortization of intangibles which are not deductible for income tax purposes and the effect of state income taxes.

LIQUIDITY AND CAPITAL RESOURCES

                 The  Company's  primary  capital  needs  have  been to fund the growth of the Company, to fund the September 1994 stock repurchase from management, to fund the operations of the Company's finance subsidiary,
Marquise, and, more recently, to fund new information technology systems, acquisitions, and 1999 restructuring and operating losses of its installed home improvement business. The Company's primary sources of liquidity have been cash flow from operations, borrowings under its bank credit facilities, and, in June 1996, the net proceeds of its initial public offering. The Company's manufacturing and wholesale distribution businesses require minimal levels of capital expenditures while its installed home improvement businesses are not capital intensive. Capital expenditures for first six months 1999 and years 1998 and 1997 were approximately $1.0 million, $3.8 million, and $4.3 million, respectively. Capital expenditures for 1999 are expected to approximate $2.2 million, primarily related to ongoing new equipment purchases and software development for the Company's information technology systems and major plant repairs. Future requirements for new information technology and other capital expenditures are expected to be funded by cash flow from operations and capital leases. During 1997, the Company announced a stock repurchase program to repurchase up to 1,000,000 shares of its common stock. During the second and third quarters 1997 the Company purchased 572,300 shares of its common stock for $4.7 million. The Company's bank credit facilities impose certain restrictions on the repurchase of common stock.
                 On April 20, 1998,  the Company  acquired all of the issued and outstanding stock of Reeves for approximately $42.6 million, including transaction expenses. In November, 1998, the Company acquired certain net assets and the business of KanTel, the lead-taking and telemarketing operation of H.I. Inc., a related party, for approximately $2.4 million in cash and convertible subordinated notes. In connection with the Reeves acquisition, the Company obtained a $42 million, as amended, secured syndicated bank credit facility (also, the "Bank Group"). On June 30, 1999, the Company was in default on the restrictive covenant to its $42 million secured syndicated bank credit facility with regard to minimum cash flow, as defined. (It should be noted that entire shortfall in the minimum cash flow requirement is solely attributable to the Company's installed home improvement business.) The Company is negotiating to obtain a waiver to this default. The Company has been advised by the Bank Group that its $42 secured syndicated bank credit facility has been reassigned to the workout section of each of the participating banks. The contemplated conditions to obtaining a waiver include: 1) a $4 million prepayment of the $18 million term notes by September 15, 1999; 2) the net proceeds from the sale of assets, as defined, to reduce the $18 million term notes which amounts can be used to reduce the prepayments required in 1) above; 3) a $2.5 million reduction to the borrowing base availability (at June 30, 1999, the Company had $3.7 million in excess borrowing base availability); and, 4) as a condition precedent, a definitive agreement for the sale of at least $4.6 million of the Marquise accounts receivable. The Company has initiated several cash stimulation programs to commence to address the foregoing requirements. Notwithstanding the Company's inability to predict with certitude whether it can meet the foregoing contemplated requirements within the specified time period, the Bank Group to date has not agreed to adjust the third quarter cash flow restrictive covenant which requires a cumulative cash flow of $7 million or to adjust its end of year restrictive covenants. Based on the operating results of the Company, specifically its installed home improvement business, for the first six months and July 1999, it is not likely that the Company will be in compliance with these restrictive covenants. While the Bank Group has informally expressed its intentions, as it has in the past, to work with the Company, there can be no assurance that at the conclusion of the negotiations the Company will be able to negotiate terms and conditions that it can reasonably attain for the immediate future periods; and, therefore, will continue to be dependent on the ongoing forbearance of the Bank Group. Accordingly, the Company has reclassified all $38.3 million of its outstanding debt to the Bank Group to current portion of long-term debt on its balance sheet. In addition, the Company is in preliminary discussions with Sears, its licensor in respect to Diamond Exteriors's installed home improvement businesses, to explore the feasibility of accelerating payment of credit participation accounts receivable - one of the Company's cash stimulation programs - and other financial accommodations with a view to alleviating the cash flow constraints resulting from the operating losses of the installed home improvement business. As these discussions are preliminary and exploratory, there can be no assurance that the Company will obtain such financial accommodations from Sears or in amounts and on terms sufficient for the Company's purposes. Given the Company's current financial condition and continuing operating losses of its installed home improvement business, the Company has retained special legal counsel and is in the process of retaining financial and operating crisis consultants to advice the Company of all its financial, operating and legal alternatives as it attempts to stabilize its current situation.
                 The Company believes that it has sufficient operating cash flow from its working capital base and bank lines of credit to meet all of its obligations for the foreseeable future if it is able to obtain financial accommodations from its bank lenders and Sears, which may include additional advances and forbearance on the Company's current obligations. There can be no assurance, however, that the bank lenders or Sears will agree to this forbearance or additional advances or other financial accommodations. Given the Company's installed home improvement segment's first six months and July 1999 operating losses, the Company has had, by necessity, and will continue to have to moderate its capital spending, acquisition, and expansion activities (both of complementary new products and into new markets), and further reduce operating costs. [If the Company is unable to obtain financial accommodations or timely reduce its operating costs, it may not be able to pay all of its obligations and may have to consider other alternatives, including relief under the Bankruptcy Code.] It is not likely the Company will activate its stock repurchase program announced in 1997.
                 In November  1995,  the Company  commenced  the  operations  of
Marquise. Marquise's primary objective is to support, along with other designated third-party finance companies, the Company's requirement for providing financing to its installed home improvement businesses' customers. The Company is continually mindful of the risks associated with consumer financing and plans to increase its consumer finance receivable portfolio at a measured pace commensurate with its available resources and acceptable levels for losses on finance receivables. Marquise has been capitalized and funded with the Company's excess operating cash flow and borrowings under the Company's bank lines of credit. In December 1997, Marquise obtained a $10 million secured line of credit and, at June 30, 1999, had borrowed $4.4 million. Pursuant to the terms of Marquise's bank line of credit, the credit line will not be extended by the existing bank and the amounts borrowed are now due. Marquise is in the process of selling its consumer finance loans in order to fully repay its bank loan. Marquise is attempting to obtain a new bank line of credit, on terms similar to the previous bank line, for its consumer lending business. At June

30, 1999, Marquise has approximately $9.2 million in net finance receivables. At June 30, 1999, Marquise had approximately $200 thousand in outstanding commitments of the fixed rate, secured loans. Marquise is dependent on the Company's existing cash balances, bank lines of credit, and the sale of Marquise's consumer loan finance receivables as market conditions may warrant from time to time as well as expected excess cash flow from its installed home improvement businesses if it is to continue to satisfy the Company's consumer financing cash requirement at historical levels.
                 From its inception in June 1993, the Company has generated cash flow from operations of approximately $25.1 million. Cash flows from operations have been used to fund and leverage the Company's investing activities, including acquisitions, Marquise consumer lending activities, and capital expenditures; and its financing activities, including the repurchase of 42.2% of common stock in September 1994 from management, and repurchase of 6.3% of common stock in 1997. At June 30, 1999, the Company had approximately $27.5 million in cash and cash equivalents and trade receivables and negative working capital of $21.0 million after reclassification of $28.3 million of long-term Bank Group debt to current liabilities. At June 30, 1999, the Company had $55.4 million in total debt including $42.7 million borrowed under its bank lines of credit. Through July 31, 1999, the Company was fully borrowed under its available bank lines of credit.
                 The Nasdaq  National Market has minimum  maintenance  standards for continued listing including, among others, a $4 million Net Tangible Asset threshold. At June 30, 1999, the Company's Net Tangible Assets were approximately $6 million. If the Company continues to incur losses in the third and fourth quarters 1999, there can be no assurance that the Company's common stock will continue to be listed and traded on the Nasdaq.

YEAR 2000 STATE OF READINESS
            Please refer to the Company's 1998 Management's Discussion and Analysis of Financial Condition and Results of Operations included in its 1998 Annual Report to Shareholders for a detailed description of the Company's approach to and organization of the Year 2000 ("Y2K") problem. The information provided below constitutes a "Year 2000 Readiness Disclosure" for purposes of the Year 2000 Information Readiness and Disclosure Act.
            The Company expects to implement successfully the systems and programming changes necessary to address Y2K internal IT and non-IT readiness issues, as well as third-party readiness issues. While the Company does not believe that the costs associated with preparing for Y2K readiness will have a material adverse affect on the Company's results of operations and financial condition, there can be no assurances that there will be no delay in, or increased costs associated with, the implementation of such changes required for readiness.
            The assessment, planning, and preparation phases are substantially complete. As of July 31, 1999, the implementation phase is approximately 90% complete and costs incurred through June 30, 1999 approximate $300,000. Total costs for Y2K readiness are estimated to range from $300,000 to $400,000. The Company's programs for purchasing hardware and software, which began in early 1997, have addressed many Y2K issues. The Company's IT initiatives have replaced substantially all key software with new industry software, such as Oracle ERP applications and Vantive for lead-taking activities, and have installed new hardware such as Compaq and Bay Networks. Reeves, a key subsidiary, has completed the upgrading of its AS/400 BPCS system to a Y2K-certified revision of the software.
            The low-tech nature of the Company's products and services minimizes the risk of Y2K compliance except for the Company's Foreline subsidiary. The cost of the readiness program for security products is not significant nor are future readiness product costs, including customer satisfaction, expected to be significant.
            The Company has developed a Y2K process for dealing with key suppliers, third-party finance companies, distributors and other business partners. As part of its Y2K readiness, the Company is preparing to replace suppliers or eliminate suppliers from consideration, which to date it has not done, for new business if the supplier is not prepared for Y2K.
            While the Company is essentially complete with its Year 2000 implementation plan, the Company's efforts for the remainder of the project will be devoted to ongoing identification and analysis of the most likely worst-case scenarios for third-party relationships affected by Y2K. These scenarios could include possible infrastructure collapse, for example, the failure of power and water supplies, transportation disruptions, unforeseen product shortages due to hoarding of products and failure of communications and financial systems - any of which could have a material effect on the Company's ability to deliver its products and services to its customers. While the Company has contingency plans for most issues under its control, infrastructure problems outside its control, such as product supplies and third-party financing could result in delays in delivering its product and services. The Company would expect that most utilities and service providers would be able to restore service within days although more pervasive system problems for suppliers and finance companies could last for two to four weeks or more depending on the completion of the systems and the effectiveness of their contingency plans. If the Company encounters unforeseen complications or issues not previously addressed in the comprehensive plan, additional resources will be committed to complete the project by Fall 1999. Since the use of additional services is considered unlikely, no estimates as to their costs have been made at this time.
            There is no assurance, despite its Y2K readiness efforts, that the Company will be successful in its efforts to identify and address all Y2K issues. Even if the Company were to complete all its assessment efforts, implement remediation plans believed to be adequate and develop contingency plans believed to be adequate, problems may not be identified or corrected in time to prevent adverse consequences to the Company. The foregoing discussions regarding estimated completion dates, costs, risks and other forward-looking statements regarding Y2K are based on the Company's best estimates given information that is currently available and is subject to change. Actual results may differ materially from these estimates.

SEASONALITY
                 The Company's results of operations may fluctuate from year to year or quarter to quarter due to a variety of factors. The Company expects lower levels of sales and profitability during the period from mid-November through mid-March, impacting the first and fourth quarter of each year. The Company believes that this seasonality is caused by 1) winter weather in certain of the Company's markets located in the northeastern and north central U.S. and by rainy weather, each of which limits the Company's ability to install exterior home improvement products; and, 2) reduced demand for commercial and industrial fencing and related products.

Certain statements contained herein, including without limitation, statements addressing the beliefs, plans, objectives estimates or expectations of the Company or future results or events constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, as amended. Such forward-looking statements involve known or unknown risks, including, but not limited to, general economic and business conditions, matters related to the licensing agreement between Diamond Exteriors, Inc. and Sears, Roebuck and Co., warranty exposure, the Company's reliance on home consultants and on the availability of qualified independent installers, lead activity and costs related thereto, the outcome of discussions with the Bank Group, other potential lenders, and Sears regarding forbearance and possible additional extensions of credit, and conditions in the installed home improvement industry. There can be no assurance that the actual future results, performance, or achievements expressed or implied by such forward-looking statements will occur. Users of forward-looking statements are encouraged to review Item 7 of the Company's most recent annual report on Form 10-K, its filings on Form 10-Q, management's discussion and analysis in the Company's most recent annual report to stockholders, the Company's filings on Form 8-K, and other federal securities law filings for a description of other important factors that may affect the Company's business, results of operations and financial condition.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.

                 No material changes from the disclosures in the Company's Form 10-K for the fiscal year ended December 31, 1998.

                           PART II. OTHER INFORMATION

ITEM 3.          DEFAULTS UPON SENIOR SECURITIES

                 Please see the discussion in Part I, Item 2, under "Liquidity and Capital Resources" regarding the Company's default on its secured syndicated bank facilities and regarding Marquise.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                 On May 13, 1999, the Company held its Annual Meeting of Shareholders. By a majority of shares represented at the Annual Meeting, the shareholders elected directors to serve one-year terms as follows: Messrs. C. Stephen Clegg, James F. Bere, Jr., James M. Gillespie, Jacob Pollock, William R. Griffin and George A. Stinson.

                 Shares were voted as follows:

                                         Number of Shares of Common Stock
                                         --------------------------------
Election of Directors                     For                        Withheld
---------------------                     ---                        --------
James F. Bere, Jr.                     8,116,936                      28,695
Stephen Clegg                          8,116,936                      28,695
James M. Gillespie                     8,116,936                      28,695
Jacob Pollock                          8,116,936                      28,695
William R. Griffin                     8,116,936                      28,695
George A. Stinson                      8,116,936                      28,695

                 Also at the Annual Meeting of Shareholders, a vote of the shareholders of the Company present in person or by proxy was taken by ballot to increase the number of shares of the Company's common stock reserved under the Incentive Stock Option Plan by 500,000 shares.

                 Shares were voted as follows:

                                        Number of Shares of Common Stock
                                        --------------------------------
                                    For              Against          Abstain
                                    ---              -------          -------
To increase the number of
shares reserved                   6,346,258           804,648        994,725

ITEM 6.  EXHIBITS

                 (a)  Exhibits

                                  (27)             Financial Data Schedule.

                 (b) A  report   on   Form  8-K   was  filed  on  July  8,  1999
                 announcing the execution of the amendment and extension through December 31, 2001 of the licensing agreement between Diamond Exteriors and Sears, Roebuck and Co. dated January 1, 1996.

                                   Signatures


                 Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                             DIAMOND HOME SERVICES, INC.




                                                 /S/ Richard G. Reece
Date:  August 16, 1999                       By:_________________________
                                                 Richard G. Reece
                                                 Vice President and
                                                 Chief Financial Officer
                                                 (For the Registrant and as
                                                 Principal Financial Officer)