Form 10-Q
period 1999-09-30
DIAMOND HOME SERVICES INC
filed 1999-11-15
CIK 1012442

--------------------------------------------------------------------------------

                                  Form 10 - Q

                      Securities and Exchange Commission
                            Washington, D.C. 20549

(Mark One)

     [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
           OF THE SECURITIES EXCHANGE ACT OF 1934

               For the Quarterly Period Ended September 30, 1999

                                      OR

     [_]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
           OF THE SECURITIES EXCHANGE ACT OF 1934


              For the transition period from         to
                                             -------    ---------

                        Commission File Number 0-20829

                          DIAMOND HOME SERVICES, INC.
            (Exact name of registrant as specified in its charter)

          DELAWARE                              36-3886872
(State or other jurisdiction of      (I.R.S. Employer Identification No.)
incorporation or organization)

                 222 Church Street, Woodstock, Illinois 60098
         (Address of principal executive offices, including zip code)

                                (815) 334-1414
             (Registrant's telephone number, including area code)
               ------------------------------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes (X) No (_)

The number of shares of the registrant's common stock outstanding as of October 29, 1999, the latest practicable date, was 8,507,375 shares.

PART I. FINANCIAL INFORMATION
-----------------------------

ITEM 1. FINANCIAL STATEMENTS
----------------------------

                 DIAMOND HOME SERVICES, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                                    Three Months Ended            Nine Months Ended
                                                       September 30,                September 30,
                                              ----------------------------------------------------------
                                                    1999           1998          1999           1998
                                                    ----           ----          ----           ----
                                                         [In thousands, except per share data]
Net sales..............................             $ 65,942        $76,505      $188,907       $170,996
Cost of sales..........................               45,515         50,013       126,853        108,153
                                              ----------------------------------------------------------
Gross profit...........................               20,427         26,492        62,054         62,843
Operating expenses:
  Selling, general, and
   administrative expense..............               22,648         24,104        64,402         57,995
  Restructuring expense................                1,393             --         2,706             --
  Operating interest expense...........                  107             83           316            206
  Amortization expense.................                  694            316         2,129            750
                                              ----------------------------------------------------------
Operating income (loss)................               (4,415)         1,989        (7,499)         3,892
Interest expense.......................                1,122          1,039         3,375          1,791
Interest income and other..............                  163            147           472            403
                                              ----------------------------------------------------------
Income (loss) before income taxes......               (5,374)         1,097       (10,402)         2,504
Income taxes (benefit).................                  685            531        (1,163)         1,130
                                              ----------------------------------------------------------
Net income (loss)......................             $( 6,059)       $   566      $( 9,239)      $  1,374
                                              ==========================================================

Net income (loss) per share:
  Basic................................             $ ( 0.71)       $  0.07      $ ( 1.09)      $   0.16
                                              ==========================================================
  Diluted..............................             $ ( 0.71)       $  0.07      $ ( 1.09)      $   0.16
                                              ==========================================================
Weighted average number of common
shares outstanding:
  Basic................................                8,507          8,507         8,507          8,507
                                              ==========================================================
  Diluted..............................                8,507          8,508         8,507          8,508
                                              ==========================================================

See accompanying notes.

                  DIAMOND HOME SERVICES, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                                               September 30,          December 31,
                                                                    1999                  1998
                                                               ------------           ------------
                                                                (Unaudited)
                                                                         (In thousands)
                                             Assets
Current assets
 Cash and cash equivalents............................           $  3,655               $  5,104
 Accounts receivable, net.............................             23,606                 22,138
 Inventories, net.....................................             15,822                 15,771
 Refundable income taxes..............................              1,251                  1,297
 Prepaids  and other current assets...................              2,309                  3,994
 Deferred income taxes................................              1,480                  1,500
                                                                 --------               --------
Total current assets..................................             48,123                 49,804

Finance company accounts receivable, net..............              8,533                 10,011

Net property, plant and equipment.....................             19,900                 20,812
Intangible assets, net................................             36,890                 38,981
Other.................................................              6,161                  6,521
                                                                 --------               --------
Total assets..........................................           $119,607               $126,129
                                                                 ========               ========

                  LIABILITIES AND COMMON STOCKHOLDERS' EQUITY

Current liabilities
 Due to bank and current portion of long-term debt....           $ 47,292               $ 10,225
 Accounts payable and accrued liabilities.............             24,338                 22,181
 Deferred revenue.....................................              1,453                  1,621
                                                                 --------               --------
Total current liabilities.............................             73,083                 34,027
Long-term liabilities:
 Long-term debt.......................................              8,904                 44,705
 Warranty and retention...............................             10,364                 10,851
 Deferred income taxes................................                 --                    267
 Other................................................              2,020                  1,867
                                                                 --------               --------
Total long-term liabilities...........................             21,288                 57,690
Common stockholders' equity...........................             25,236                 34,412
                                                                 --------               --------
Total liabilities and common stockholders' equity.....           $119,607               $126,129
                                                                 ========               ========

See accompanying notes.

                  DIAMOND HOME SERVICES, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                                  Nine Months Ended
                                                                                    September 30,
                                                                             ----------------------------
                                                                                    (In thousands)
                                                                                 1999            1998
                                                                             -----------     ------------
Net income (loss)..........................................................     ($9,239)         $ 1,374
 Adjustments to reconcile net income (loss) to net cash provided by (used
  in) operating activities:
   Depreciation and amortization...........................................       4,392            1,550
   Deferred income taxes...................................................         247             (577)
   Other...................................................................         334              227
   Changes in operating assets and liabilities:
    Accounts receivable and other assets...................................         551           (4,405)
    Inventories............................................................         (51)            (938)
    Accounts payable and accrued expenses..................................       2,157           (1,449)
    Deferred revenues......................................................        (168)            (356)
    Warranty and retention.................................................        (487)           1,129
                                                                                -------          -------
   Net cash (used in) operating activities.................................      (2,264)          (3,445)
Investing activities:
  Acquisition of Reeves Southeastern Corporation, net of cash acquired.....          --          (30,938)
  Consumer finance loans originated, net of collections....................       1,478           (2,298)
  Other....................................................................        (672)             630
  Capital expenditures, net................................................      (1,180)          (2,460)
                                                                                -------          -------
  Net cash (used in) investing activities..................................        (374)         (35,066)
Financing activities:
  Advances under revolving credit agreement, net...........................       4,013              100
  Proceeds on (payments of) term debt and capital leases...................      (2,051)          30,000
  Borrowings on finance company bank line of credit, net...................        (436)           2,475
  Payments on notes receivable from officers for treasury stock and other..          63              102
  Payments due to stockholders.............................................        (400)            (436)
                                                                                -------          -------
  Net cash provided by financing activities................................       1,189           32,241
  Net (decrease) in cash and cash equivalents..............................      (1,449)          (6,270)
  Cash and cash equivalents at beginning of period.........................       5,104            9,966
  Cash and cash equivalents at end of period...............................    $  3,655         $  3,696
                                                                                =======          =======
 Supplemental cash flow disclosure:
  Interest paid............................................................    $  3,394         $  1,089
  Income taxes paid........................................................    $      6         $  1,241
                                                                                =======          =======
Investing and financing activities exclude the following non-cash transactions:
  Acquisition of Reeves Southeastern Corporation through notes payable.        $     --         $ 11,413
                                                                                =======          =======

See accompanying notes.

                  DIAMOND HOME SERVICES, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

1.   Basis of Presentation

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month and nine-month periods ended September 30, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999. Furthermore, the Company is in default on its bank loans and currently has a forbearance agreement with its lenders and Sears through June 30, 2000. Marquise separately has a forbearance agreement through December 20, 1999. These forbearances are contingent on a number of conditions, and there can be no assurance that these conditions will be met. (See Note 6 "Debt" and the section "Liquidity and Capital Resources".) For further information, refer to the consolidated financial statements included in the Company's 1998 Annual Report on Form 10-K and Form 8-K/A filed May 13, 1998.

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

     These condensed consolidated financial statements include Diamond Home Services, Inc. (the "Company") and its subsidiaries Diamond Exteriors, Inc./R/ ("Exteriors"), Reeves Southeastern Corporation ("Reeves"), Marquise Financial Services, Inc. ("Marquise"), and Solitaire Heating and Cooling, Inc. d/b/a KanTel/TM/ ("KanTel").

2.   Consumer Financing

     The following summarized condensed financial information for Marquise, the Company's finance subsidiary, is before elimination of inter-company transactions in consolidation:


                                            September 30, 1999     December 31, 1998
                                            ------------------     -----------------
                                               (Unaudited)
Assets:
Cash                                               $   210,000           $   343,000
Financing receivables, net                           8,533,000            10,011,000
Other assets                                         1,267,000             1,237,000
Total assets                                       $10,010,000           $11,591,000
                                            ==================     =================
Liabilities and stockholder's equity:
Due to Bank                                        $ 4,089,000           $ 4,525,000
Due to Diamond Exteriors, Inc.                       5,617,000             6,724,000
Other                                                   52,000                74,000
                                            ------------------     -----------------
Total liabilities                                    9,758,000            11,323,000
Total stockholder's equity                             252,000               268,000
Total liabilities and stockholder's equity         $10,010,000           $11,591,000
                                            ==================     =================

  Results of operations for the three months and nine months ended September 30, 1999 and 1998, respectively:

                                                  Three Months Ended                Nine Months Ended
                                                     September 30,                    September 30,
                                            -----------------------------------------------------------------
                                                  1999             1998            1999             1998
                                            -----------------  ------------  ----------------  --------------
                                                                       (Unaudited)
Financing income                                   $ 343,000       $407,000       $1,111,000       $1,194,000
General and administrative expenses (1)              447,000        505,000        1,295,000        1,472,000
                                            -----------------------------------------------------------------
Income (loss) before income taxes                   (104,000)        98,000         (184,000)         277,000
Income taxes (benefit)                               (38,000)        42,000          (68,000)         114,000
                                            -----------------------------------------------------------------
Net income (loss)                                   ($66,000)      $ 56,000        ($116,000)      $  163,000
                                            =================================================================

(1) Includes interest expense paid or payable to Exteriors and provision for credit losses.

      Cash flow for the nine months ended September 30, 1999 and 1998, respectively:

                                                                Nine Months Ended September 30,
                                                                --------------------------------
                                                                    1999               1998
                                                                ------------        ------------
                                                                          (Unaudited)
Cash at beginning of period                                     $   343,000         $         0
Net cash used in operating activities                              (168,000)           (276,000)
Net cash provided by (used in) investing activities               1,478,000          (2,298,000)
Net cash provided by (used in) financing activities              (1,443,000)          2,813,000
                                                                ------------        ------------
Cash at end of period                                           $   210,000         $   239,000
                                                                ============        ============

      At September 30, 1999, Marquise had no approved and unfunded loan commitments.

3.   Acquisitions

     On April 20, 1998, the Company purchased all the outstanding shares of Reeves for an aggregate consideration of $42,621,000 consisting of: 1) $30,000,000 cash at closing; 2) $3,413,000 in notes payable which, commencing in May, 1999, began accruing interest at the rate of 7% per annum and payable in installments through June 2000; 3) $7,708,000 in 7% notes payable (to be paid into an escrow account for future possible environmental expenses, as defined) in installments through June 2005; and 4) $1,500,000 in transaction costs.

     On November 16, 1998 the Company acquired certain net assets and the telephone lead-taking operation and telemarketing business (which are now owned by KanTel) of H.I., Inc., a related party, for an aggregate purchase price of $2,398,000 (including $100 thousand in transaction costs) consisting of $1,498,000 net cash at closing and $900 thousand in 5% contingent convertible subordinated notes due October 2005.

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

              Purchase price                        $43,419,000
              Transaction costs                       1,600,000
                                             ------------------
              Total purchase price                  $45,019,000
                                             ==================

              Fair value of assets acquired         $ 63,072,000
              Goodwill                                10,661,000
              Liabilities assumed                    (28,714,000)
                                             -------------------
              Total                                 $ 45,019,000
                                             ===================

     The following unaudited pro forma information for the three months and nine months ended September 30, 1998 reflects the results of the Company's operation as if the acquisitions had occurred at the beginning of the period presented adjusted, in the case of Reeves, for 1) the effect of the recurring charges related to the acquisition, primarily the amortization of goodwill and other intangible assets, interest expense on borrowings to finance the acquisition, and an increase in depreciation expense due to the write-up to fair market value of fixed assets; and 2) the elimination of compensation for prior management and directors, certain benefit plans, and non-recurring charges.


                                         Three Months Ended                    Nine Months Ended
                                            September 30,                        September 30,
                                  ---------------------------------------------------------------------
                                                               (Unaudited)
                                      1999              1998                1999                1998
                                      ----              ----                ----                ----
Revenues                          $65,942,000       $76,505,000        $188,907,000        $201,525,000
Net income (loss)                  (6,059,000)      $   566,000          (9,239,000)          1,301,000
Net income (loss)
  per share - diluted             $     (0.71)      $      0.07        $      (1.09)       $       0.15

     The pro forma results have been prepared for comparative purposes only and do not purport to be indicative of the results which actually would have been attained if the acquisitions had been consummated on the dates indicated above, nor does it purport to indicate or suggest what the results of the operations of the Company will be for any future period.

4.   Receivables

     In connection with the Sears Forbearance Agreement (see below), the Company and Exteriors entered into an agreement for payment of the credit participation fee accrued through December 31, 1999, which agreement was entered into to resolve all issues and aspects of a dispute between Exteriors and Sears regarding the amount of credit participation fee income due to Exteriors. Under the agreement, $1 million was paid to Exteriors at or about the time of the execution of the Sears Forbearance Agreement in partial satisfaction of the credit participation fee. The remaining amount of the disputed credit participation fee was fixed at $1.8 million. Of this $1.8 million, and subject to the performance by Exteriors of certain conditions, Sears is required to pay $500,000 to Exteriors on January 31, 2000, and $1.3 million (less certain reserves) no earlier than January 1, 2002 (or earlier, in the case of termination without cause by Sears, or expiration, of the Sears license agreement prior to January 1, 2001). From and after January 1, 2000, the credit participation fee will be two-tenths of a percent (0.2%) to be paid in its entirety at each settlement of a related installed home improvement financing. There can be no assurance that all of the conditions will occur for Sears's payment of the $1.8 million discussed above or that such amount, in whole or in part, will be paid.

5.   Inventories

     The components of inventories at September 30, 1999 and December 31, 1998 are as follows:


                                      September 30,         December 31,
                                          1999                  1998
                                      ----------------------------------
                                       (Unaudited)
          Raw materials                 $   361,000          $   449,000
          Work in progress                1,012,000              861,000
          Finished goods                 14,449,000           14,461,000
                                      ----------------------------------
          Total                         $15,822,000          $15,771,000
                                      ==================================

6.   Debt

     As of September 30, 1999, the Company was in default under its secured credit facility from a group of banks (the "Bank Group") as a result of the Company's failure to make required principal payments on certain term loans at September 30, 1999, the Company's violation of minimum cash flow and net worth covenants, as defined, and Marquise's failure to pay its bank loan at maturity (see below). The Company anticipates that it will continue to be in violation of financial covenants and be unable to make required quarterly principal payments on the term loans through at least June 30, 2000.

     The Bank Group has not waived these defaults. Accordingly, the Company has classified all $40.4 million of its outstanding debt to the Bank Group to current portion of long-term debt on its balance sheet at September 30, 1999. On November 2, 1999, the Company and the Bank Group entered into a forbearance agreement dated October 29, 1999 ("Bank Forbearance Agreement"). Under the terms of the Bank Forbearance Agreement, the Bank Group agreed that, unless a standstill termination event, as defined, occurs, (a) it will forbear through June 30, 2000 (the "Standstill Period") from exercising its rights with respect to the Company's existing and anticipated future defaults, including the failure to make required quarterly principal payments on the term loans, and (b) it will continue to make revolving loans, as defined and limited per the terms of the Bank Forbearance Agreement, for the operations of Reeves. The Company and its subsidiaries, among other things, agreed to (a) grant the Bank Group additional liens on certain assets of Reeves and Marquise, (b) limitations on transfer of funds between and among the Company and its subsidiaries and (c) various reporting and financial performance measures. Additionally, during the Standstill Period, the Company agreed to pursue diligently the sale of Reeves and to use the proceeds to pay, among other things, the Bank Group debt. Also, during the Standstill Period and subsequent to the repayment of the existing Marquise bank loan, all collections of the Marquise portfolio, net of expenses, will be used to pay the Bank Group debt. Concurrently, the Company intends to pursue a refinancing of the Bank Group debt or other restructuring alternatives. Under the Bank Forbearance Agreement, a standstill termination event will occur if, among other things, the Company and/or its subsidiaries fail to achieve certain financial performance targets; if the Company fails to meet certain target dates for the sale of Reeves; if the license agreement between Sears, Roebuck and Co. ("Sears") and Exteriors terminates; if the forbearance agreement between Sears, the Company and Exteriors ("Sears Forbearance Agreement") (discussed below) terminates; or if events of default occur in addition to those existing and future defaults identified in the Bank Forbearance Agreement.

     Exteriors is in default on the payment of various obligations to Sears and on its performance of various obligations of its license agreement with Sears. Sears has not waived these defaults. On November 2, 1999, the Company, Exteriors and Sears entered into the Sears Forbearance Agreement. Under the Sears Forbearance Agreement, Sears agreed to defer payment of certain license fees and advertising billings (the "Sears Obligations") through June 30, 2000 and to settle and accelerate the payment of certain credit participation fees owed to Exteriors. Under the Sears Forbearance Agreement, Exteriors is required to meet certain operational and financial performance targets, agreed to repay the Sears Obligations, with interest at 7% per annum, commencing the third quarter 2000, agreed to extend certain exclusivity provisions in the Sears license agreement until the Sears Obligations are repaid and agreed to certain other matters. The Sears Forbearance Agreement is subject to termination under the conditions stated therein, including failure to achieve certain operational and financial performance targets or the commencement by the Bank Group of enforcement actions against the Company or Exteriors. The Sears Forbearance Agreement and the Bank Forbearance Agreement also contain certain provisions regarding the relative priority of the Bank Group debt and the Sears Obligations.

     On August 15, 1999, Marquise's secured bank line of credit matured, and Marquise is in default on its payment obligation under that line. Accordingly, the Company has classified the $4.1 million outstanding under the Marquise line as current debt on its balance sheet. The secured bank lender has not waived Marquise's default; but on November 3, 1999, Marquise and its secured bank lender entered into a forbearance agreement pursuant to which the secured bank lender agreed to forbear from exercising its rights until December 20, 1999, if certain conditions are met, including, without limitation, the sale of a portion of Marquise's portfolio by November 15, 1999, that results in net proceeds (as defined) of at least $3.3 million, which proceeds would be used to repay a portion of the amount outstanding. Additionally, Marquise agreed to mandatory weekly principal repayments, payment of a forbearance fee, an increase in the interest rate to 11.5%, and to certain reporting requirements.

     The Company, or its subsidiaries, are in default, due to non-payment of scheduled principal and interest, on acquisition notes issued in connection with the acquisition of Reeves, on amounts due former shareholders in connection with the 1994 repurchase of the Company's stock and on note obligations related to KanTel. The total amount of principal and interest due at September 30, 1999 and not paid is approximately $350 thousand. The Company and its subsidiaries do not expect to be able to make future payments under these obligations through at least June 30, 2000. The total amount of scheduled principal and interest due under these obligations through June 30, 2000 is approximately $3.0 million. The Company has initiated discussions with these creditors; however, resolution of these obligations will be dependent upon the Company's ability to repay or refinance the Bank Group debt and to attain sufficient future profits and cash flows.

     The Company has retained special counsel and a financial and operating crisis consultant to advise the Company of its financial, operating and legal alternatives as it addresses its debt situation.

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

     Income from operations and earnings before interest, income taxes, depreciation and amortization for the installed home improvement segment for 1999 includes a pretax charge of $2,706,000 for restructuring and related expenses.

                                                Three Months ended                     Nine Months ended
                                                   September 30,                          September 30,
                                               1999             1998                  1999              1998
                                           ------------------------------         --------------------------------
                                                                        (Unaudited)
Net sales
     Installed Home Improvements            $ 34,579,000      $46,616,000          $ 95,280,000       $116,623,000
     Manufacturing and Distribution           31,363,000       29,889,000            93,627,000         54,373,000
                                            -----------------------------          -------------------------------
                                              65,942,000       76,505,000           188,907,000        170,996,000
Inter-segment sales:
     Manufacturing and Distribution            1,435,000        1,452,000             4,023,000          3,012,000
     Eliminations                             (1,435,000)      (1,452,000)           (4,023,000)        (3,012,000)
                                            -----------------------------          -------------------------------
     Net Sales                                65,942,000       76,505,000           188,907,000        170,996,000
                                           ==============================         ================================

Pre-tax income (loss)
     Installed Home Improvements              (5,319,000)         485,000           (10,869,000)           914,000
     Manufacturing and Distribution              (55,000)         612,000               467,000          1,590,000
                                            -----------------------------          -------------------------------
                                              (5,374,000)       1,097,000           (10,402,000)         2,504,000
                                           ==============================         ================================

Depreciation and amortization expense
     Installed Home Improvements                 855,000          265,000             2,119,000            810,000
     Manufacturing and Distribution              722,000          433,000             2,273,000            740,000
                                            -----------------------------          -------------------------------
                                               1,577,000          698,000             4,392,000          1,550,000
                                           ==============================         ================================

Additions to property, plant, and
   equipment
     Installed Home Improvements                  78,000          796,000               683,000          1,961,000
     Manufacturing and Distribution              111,000          155,000               497,000            499,000
                                            -----------------------------          -------------------------------
                                                 189,000          951,000             1,180,000          2,460,000
                                           ==============================         ================================

Earnings (Loss) before interest
   expense, income taxes, depreciation
   and amortization
     Installed Home Improvements              (4,522,000)         638,000            (8,967,000)         1,612,000
     Manufacturing and Distribution            1,834,000        2,196,000             6,160,000          4,233,000
                                           ------------------------------         --------------------------------
                                             ($2,675,000)     $ 2,834,000           ($2,635,000)      $  5,845,000
                                           ==============================         ================================

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

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
-------------------------------------------------------------------------
RESULTS OF OPERATIONS
---------------------

RESULTS OF OPERATIONS
Third Quarter 1999 Compared to Third Quarter 1998

Net Sales

     Net sales decreased $10.6 million, or 13.9%, from $76.5 million for the third quarter 1998 to $65.9 million for the third quarter 1999.

     Installed Home Improvements

     Installed home improvement product sales decreased $12.0 million, or 25.8%, from $46.6 million for the third quarter of 1998 to $34.6 million for the third quarter of 1999. Net sales attributable to roofing and gutter products and services decreased $9.5 million, or 30.6%, to $21.6 million in the third quarter 1999. Net sales attributable to fencing products and services decreased $917 thousand, or 11.3%, to $7.2 million in the third quarter of 1999. Net sales attributable to garage doors, entry doors, and other products and services decreased $1.2 million, or 19.5%, to $5.1 million in the third quarter 1999. Credit participation fee income decreased $304 thousand to $328 thousand in the third quarter 1999. Finance interest income decreased $64 thousand to $344 thousand on receivables financed by the Company's finance subsidiary, Marquise. Backlog, defined as jobs sold but not installed, decreased $3.9 million from $17.8 million at the end of June 1999 to $13.9 million at the end of the third quarter 1999. Backlog increased $2.6 million from $16.0 million at the end of June 1998 to $18.6 million at the end of the third quarter 1998. The decrease in installed sales was attributable to the continuing effects of the restructuring and related activities in this segment including poor operating efficiencies measured in reduced close ratios, increased cancellations, reduced credit approvals, delays in scheduling installers and insufficient numbers of certified installers in certain markets.

     Manufacturing and Wholesale Distribution

     Manufacturing and wholesale distribution sales increased $1.5 million, or 5.0%, from $29.9 million for the third quarter 1998 to $31.4 million for the third quarter 1999. Manufacturing and wholesale distribution sales are comprised of the following major product lines:

                                                    Three months ending
                                                       September 30,
                                                   1999             1998
                                                -----------      -----------
Chain link and accessories                      $19,583,000      $20,284,000
Wood                                              5,149,000        4,714,000
Ornamental/specialty                              3,139,000        2,524,000
Gate operators and access control                 2,008,000        1,199,000
Security systems                                  2,530,000        2,620,000
Other                                               389,000               --
                                                ----------------------------
                                                 32,798,000       31,341,000
Less:  inter-segment sales                        1,435,000        1,452,000
                                                ----------------------------
                                                $31,363,000      $29,889,000
                                                ============================

     Backlog, defined as orders placed but not delivered, increased approximately $200 thousand from $4.6 million at the end of June 1999 to $4.8 million at the end of the third quarter 1999.

Gross Profit

     Gross profit decreased $6.1 million, or 23.0%, from $26.5 million, or 34.6% of net sales, for the third quarter 1998 to $20.4 million, or 31.0% of net sales, for the third quarter 1999.

     Installed Home Improvements

     Installed home improvement product gross profit decreased $6.2 million, or 32.1%, from $19.3 million, or 41.4% of installed home improvement product sales, for the third quarter 1998 to $13.1 million, or 37.9% of installed home improvement product sales, for the third quarter 1999. The decrease in gross profit amount was attributable to the 25.8% decrease in sales and $368 thousand decrease in credit participation fee income and finance income. The license fee incurred to Sears decreased $1.2 million from $4.8 million in the third quarter 1998 to $3.6 million for the third quarter 1999, and, expressed as a percentage of net installed home improvement product sales (which is defined as installed home improvement product sales or segment sales excluding credit participation and finance interest income), increased from 10.5% for the third quarter 1998 to 10.6% of net installed home improvement product sales for the third quarter 1999. The decrease in license fee incurred to Sears in the third quarter 1999 was due to an overall decrease in net installed home improvement sales; and the percentage increase is attributable to a slight change in product mix. On January 1, 1996, Sears and the Company entered into an agreement which has been amended and extended through December 31, 2001. In addition, this agreement was subject to Sears Forbearance Agreement discussed in Note 6. Among other things, the license agreement provides for a fixed license fee, at the March 1995 license fee rate, to be charged during the term of the license agreement. Gross profit before the Sears license fee, credit participation fee and finance interest income decreased $7.0 million, or 30.4%, from $23.0 million, or 50.5% of net installed home improvement product sales, for the third quarter 1998 to $16.0 million, or 46.3% of net installed home improvement product sales, for the third quarter 1999.

     Manufacturing and Wholesale Distribution

     Manufacturing and wholesale distribution gross profit increased $131 thousand, or 1.8%, from $7.2 million, or 23.0% of gross (before inter-segment elimination) segment revenue, for the third quarter 1998 to $7.3 million, or 22.5% of gross segment revenue, for the third quarter 1999.

Selling, General and Administrative Expenses

     Selling, general and administrative expenses decreased $1.5 million, or 6.2%, from $24.1 million in the third quarter 1998 to $22.6 million in the third quarter 1999 and, as a percentage of net sales, increased from 31.5% to 34.3%.

     Installed Home Improvements

     Selling, general and administrative expenses for this segment decreased $2.1 million, or 11.2%, from $18.7 million in the third quarter 1998 to $16.6 million in the third quarter 1999 and, as a percentage of installed home improvement sales, increased from 40.2% to 48.0%. Selling expense representing sales managers' and home consultants' direct compensation, direct advertising expense and lead-taking costs increased $1.6 million to $11.1 million for the third quarter 1999; as a percentage of net installed sales, selling expense increased from 20.4% to 32.1%. Selling compensation increased $2.2 million, or 41.5%, from $5.3 million in the third quarter 1998 to $7.5 million in the third quarter 1999; as a percentage of net installed sales, selling compensation increased from 11.4% to 21.7%. The percentage increase in selling compensation was attributable to the imbalance of fixed cost components in the new compensation plan to below-plan net installed sales volume. The primary purpose of the changes in selling compensation programs is to improve recruiting and retention of home consultants and sales management. Effective May 1, 1999, as part of the restructuring initiative, the compensation arrangement for home consultants, sales managers, and field operations management was changed to include: 1) for selling compensation, minimum draws and fixed auto allowances offset by lower commission rates; and 2) for field operations management, increased quota incentive bonuses. This program was terminated as part of the restructuring in the third quarter 1999 and replaced essentially by the prior variable cost program, which the Company believes is more cost effective. Direct advertising expense decreased $900 thousand, or 27.2%, from $3.4 million for the third quarter 1998 to $2.5 million for the third quarter 1999; as a percentage of net installed sales, direct advertising expense decreased from 7.4% for the third quarter 1998 to 7.2% for the third quarter 1999. Lead-taking costs increased approximately $300 thousand, or 30.0% from $1.0 million for the third quarter 1998 to $1.3 million for the third quarter 1999; as a percentage of net installed sales, lead-taking costs increased from 2.1% to 3.8%. The increase was attributable to a 4.1% increase in total leads or scheduled appointments, increased service levels (to reduce incidence of abandoned calls), ongoing development of new scripts and database maintenance.

     General and administrative expenses representing administrative support including training, customer service, home consultant support services, field installations operations, and Marquise payrolls and Company benefits and general expenses, decreased $3.8 million from $9.1 million for the third quarter 1998 to $5.3 million for the third quarter 1999; as a percentage of net segment sales, general and administrative expenses decreased from 19.5% to 15.4%. Performance-based compensation paid to officers, field installation managers and field operations staff, including KanTel, increased $11 thousand from $165 thousand in the third quarter 1998 to $176 thousand in the third quarter 1999. No performance-based compensation was paid to officers in the third quarter 1999. Included in general and administrative expenses in the third quarter 1999 are expenses approximating in the aggregate $1.1 million for the "University of Diamond" training (which was discontinued in the third quarter 1999, and is expected to be replaced by a more cost effective program), customer service, and home consultant services.

      Manufacturing and Wholesale Distribution

      Selling, general and administrative expenses for this segment increased $572 thousand, or 10.6%, from $5.4 million for the third quarter 1998 to $5.9 million in the third quarter 1999 and, as a percentage of gross segment revenues, increased from 17.1% in the third quarter 1998 to 18.3% in the third quarter 1999. Selling expenses representing the operations, primarily payroll and related costs, and facilities and equipment costs, of distribution centers increased $403 thousand, or 9.1%, to $4.8 million in the third quarter of 1999. General and administrative expenses increased $168 thousand, or 15.2%, to $1.1 million in the third quarter of 1999.

Restructuring Expense

     During the third quarter 1999, the Company recorded a $1.4 million pre-tax charge for restructuring and related activities in its installed home improvements segment, comprised of a $246 thousand charge for severance, a $237 thousand charge for restructuring consultancy and related expenses, and a $910 thousand charge for discontinuation of a sales compensation plan (referred to above). Restructuring expenses are expected to continue through June 30, 2000. Restructuring expenses for the fourth quarter 1999 are expected to approximate $600 thousand.

Operating Interest Expense

     Operating interest expense increased from $83 thousand in the third quarter 1998 to $107 thousand in the third quarter 1999. The increase in operating interest expense resulted from the Company's finance subsidiary's borrowings during the quarter and interest rate spread.

Amortization of Intangibles

     Amortization of intangibles increased $378 thousand from $316 thousand in the third quarter 1998 to $694 thousand in the third quarter 1999. The amortization expense relates primarily to goodwill incurred in connection with the September 1994 stock repurchase from management and the amortization of intangibles, including goodwill and covenants not to compete, related to the Reeves acquisition in April 1998 and to a lesser extent the KanTel acquisition in November 1998. The increase reflects a revaluation of the goodwill and covenants not to compete related to the Reeves acquisition.

Interest Expense

     Interest expense increased from $1.0 million in the third quarter 1998 to $1.1 million in the third quarter 1999. This increase reflects working capital requirements related to Reeves, and an increase in the interest rate spread; and, capitalized leases related to the Company's new information technology systems.

Interest Income and Other

     Interest income increased $16 thousand from $147 thousand in the third quarter 1998 to $163 thousand in the third quarter 1999, primarily due to finance income on Reeves's trade receivables partially offset by decreased interest income from lower Company invested cash balances.

Income Taxes

     The Company's income tax expense for the third quarter 1999 increased from $531 thousand, or an effective rate of 48.4%, for the third quarter 1998 to $685 thousand for the third quarter 1999. The difference in the effective income tax rate and the federal statutory rate (34%) is due primarily to amortization of certain intangibles (which increased in 1999) which are not deductible for federal income tax purposes and the effect of state income taxes. The Company's income tax expense for the third quarter 1999 also reflects a reserve adjustment for future benefits of operating losses incurred and timing differences which may not be realized.

First Nine Months 1999 Compared to First Nine Months 1998

Net Sales

     Net sales increased $17.9 million, or 10.5%, from $171.0 million for the first nine months 1998 to $188.9 million for the first nine months 1999. Reeves, acquired in April, 1998, contributed $93.6 million to net sales in the first nine months 1999, compared to $54.4 million for the twenty-three weeks ended September 30, 1998.

     Installed Home Improvements

     Installed home improvement product sales decreased $21.3 million, or 18.3%, from $116.6 million for the first nine months 1998 to $95.3 million for the first nine months 1999. Net sales attributable to roofing and gutter products and services decreased $16.7 million or 22.1% to $58.9 million for the first nine months 1999. Net sales attributable to fencing products and services decreased $2.1 million or 10.4% to $18.3 million for the first nine months 1999. Net sales attributable to garage doors, entry doors, and other products and services decreased $2.3 million or 12.7% to $15.6 million for the first nine months 1999. Credit participation fee income decreased $331 thousand to $1.2 million in the first nine months 1999. Interest income on receivables financed by the Company's consumer finance subsidiary, Marquise, decreased $83 thousand to $1.1 million for the first nine months 1999. Backlog, defined as jobs sold but not installed, was approximately $13.9 million at both the end of December, 1998 and the end of the first nine months 1999. Backlog increased $7.7 million from $10.9 million at the end of December 1997 to $18.6 million at the end of the third quarter 1998. The decrease in installed sales was attributable to the continuing effects of the restructuring and related activities in this segment including poor operating efficiencies measured in reduced close ratios, increased cancellations, reduced credit approvals, delays in scheduling installers and insufficient numbers of certified installers in certain markets.

     Manufacturing and Wholesale Distribution

     Manufacturing and wholesale distribution sales for the first nine months 1999 and the twenty-three weeks ending September 30, 1998 are comprised of the following major product lines:

                                                                 Twenty-three
                                    Nine Months Ended            Weeks Ended
                                    September 30, 1999       September 30, 1998
Chain link and accessories                 $59,710,000              $37,245,000
Wood                                        14,903,000                9,210,000
Ornamental/specialty                         8,144,000                4,566,000
Gate operators and access control            5,703,000                2,121,000
Security systems                             8,516,000                4,243,000
Other                                          674,000                       --
                                    --------------------------------------------
                                            97,650,000               57,385,000
Less:  inter-segment sales                   4,023,000                3,012,000
                                           $93,627,000              $54,373,000
                                    ============================================

     Backlog, defined as orders placed but not delivered, increased $1.7 million from $3.1 million at the end of December 1998 to $4.8 million at the end of September 1999.

Gross Profit

     Gross profit decreased $789 thousand, from $62.8 million, or 36.8% of net sales, for the first nine months 1998 to $62.1 million, or 32.8% of net sales, for the first nine months 1999. Reeves contributed $22.6 million to gross profit in the first nine months 1999, compared to $13.2 million for the twenty-three weeks ended September 30, 1998.

     Installed Home Improvements

     Installed home improvement product gross profit decreased $10.1 million, or 20.4%, from $49.6 million, or 42.5% of installed home improvement product sales, for the first nine months 1998 to $39.5 million, or 41.4% of installed home improvement product sales, for the first nine months 1999. The decrease in gross profit amount was attributable to a 18.3% decrease in sales and $414 thousand decrease in credit participation fee income and in finance interest income. The license fee incurred to Sears decreased $2.0 million, or 16.9%, from $11.8 million, or 10.4% of net installed home improvement product sales, for the first nine months 1998 to $9.8 million, or 10.3% of net installed home improvement product sales, for the first nine months 1999. The decrease in the license fee incurred to Sears for the first nine months 1999 was due to an overall decrease in net installed home improvement product sales. Effective January 1, 1996, Sears and the Company entered into a three-year license agreement which has been amended and extended through December 31, 2001. In addition, this agreement was subject to the Sears Forbearance Agreement discussed in Note 6. Among other things, the license agreement provides for a fixed license fee, at the March 1995 license fee rate, to be charged during the term of the license agreement. Gross profit before the Sears license fee, credit participation fee and finance interest income decreased $11.7 million, or 19.9%, from $58.7 million, or 51.5% of net installed home improvement product sales, for the first nine months 1998 to $47.0 million, or 49.3% of net installed home improvement product sales, for the first nine months 1999. The decrease in gross profit amount was attributable to a 18.3% decrease in net installed home improvement product sales.

     Manufacturing and Wholesale Distribution

     Manufacturing and wholesale distribution gross profit increased $9.4 million, or 71.2%, from $13.2 million in the twenty-three weeks ended September 30, 1998 to $22.6 million in the first full nine months 1999 and, as a percentage of gross (before inter-segment elimination) segment revenue, increased from 23.0% to 23.2%.

Selling, General and Administrative Expenses

     Selling, general and administrative expenses increased $6.4 million, or 11.0%, from $58.0 million in the first nine months 1998 to $64.4 million in the first nine months 1999 and, as a percentage of net sales, increased from 33.9% to 34.1% .

     Installed Home Improvements

     Selling, general and administrative expenses for this segment decreased $1.7 million, or 3.5%, from $48.4 million in the first nine months 1998 to $46.7 million in the first nine months 1999 and, as a percentage of installed home improvement sales, increased from 41.5% to 49.0%. Selling expenses representing sales managers' and home consultants' direct compensation, direct advertising expense and lead-taking costs increased $2.0 million to $22.7 million for the first nine months 1999; and, as a percentage of net installed sales, selling expense increased from 17.8% to 23.9%. Selling compensation increased $2.4 million, or 21.6%, from $11.2 million in the first nine months 1998 to $13.6 million in the first nine months 1999; as a percentage of net installed sales, selling compensation increased from 9.6% to 14.3%. The percentage increase in selling compensation was attributable to the third quarter 1999 imbalance of fixed costs components in the new compensation plan to below-plan net installed sales. The primary purpose of the changes in selling compensation programs is to improve recruiting and retention of home consultants and sales management. Effective May 1, 1999, as part of the restructuring initiative, the compensation arrangement for home consultants, sales managers, and field operations management has been changed to include: 1) for selling compensation, minimum draws and fixed auto allowances offset by lower commission rates; and 2) for field operations management, increased quota incentive bonuses. This program was terminated as part of the third quarter 1999 restructuring and replaced essentially by the prior variable cost program which the Company believes is more cost effective. Direct advertising expense decreased $1.1 million, or 14.9%, from $7.4 million for the first nine months 1998 to $6.3 million for the first nine months 1999; as a percentage of net installed sales, direct advertising expense decreased from 8.3% for the first nine months 1998 to 7.6% for the first nine months 1999. Lead-taking costs increased $647 thousand, or 30.0% from $2.2 million for the first nine months 1998 to $2.9 million for the first nine months 1999; as a percentage of net installed sales, lead-taking costs increased from 1.9% to 2.9%. The increase was attributable to a 12.5% increase in total leads or scheduled appointments during the first nine months, and increased service levels, development of new scripts and database maintenance.

     General and administrative expense representing administrative support including training, customer service, home consultant support services, field installations operations, and Marquise payrolls and Company benefits and general expenses, decreased $3.7 million, or 13.4% from $27.7 million for the first nine months 1998 to $24.0 million for the first nine months 1999; as a percentage of net segment sales, general and administrative expenses decreased from 23.8% to 25.2%. Performance-based compensation paid to officers, field installation managers and field operations staff, including KanTel, increased $85 thousand from $854 thousand in the first nine months 1998 to $939 thousand in the first nine months 1999. No performance-based compensation was paid to officers in the first nine months 1999. Included in general and administrative expenses in the first nine months 1999 are expenses approximating in the aggregate $2.2 million for the "University of Diamond" training, customer service, and, commencing in the second quarter, home consultant services.

     Manufacturing and Wholesale Distribution

     Selling, general, and administrative expenses for the first nine months 1999 for this segment includes selling expenses of $14.3 million representing the operations, primarily payroll and related costs, and facilities and equipment costs, of 31 distribution centers and $3.3 million of general and administrative expenses. For the twenty-three weeks ended September 30, 1998, selling, general, and administrative expenses consisted of $7.8 million in selling expenses and $1.8 million in general and administrative expenses.

Restructuring Expense

     During the first nine months 1999, the Company recorded a $2.7 million pre-tax charge for restructuring and related activities in its installed home improvements segment, comprised of a $1.0 million charge for severance and employee retention incentive bonuses, approximately $500 thousand for restructuring consultancy and related expenses, and a $1.2 million charge for out-of-pocket expenses related to restructuring implementation and discontinuation of sales compensation programs. Restructuring expenses for the fourth quarter 1999 are expected to approximate $600 thousand.

Operating Interest Expense

     Operating interest expense increased from $206 thousand in the first nine months 1998 to $316 thousand in the first nine months 1999. The increase in operating interest expense resulted from the Company's finance subsidiary's borrowings during the first nine months and an increase in the interest rate spread.

Amortization of Intangibles

     Amortization of intangibles increased $1.4 million from $750 thousand in the first nine months 1998 to $2.1 million in the first nine months 1999. The amortization expense relates primarily to goodwill incurred in connection with the September 1994 stock repurchase from management and the amortization of intangibles, including goodwill and covenants not to compete, related to the Reeves acquisition in April 1998 and to a lesser extent the KanTel acquisition in November 1998.

Interest Expense

     Interest expense increased from $1.8 million in the first nine months 1998 to $3.4 million in the first nine months 1999. This increase reflects the full nine month effect of interest expense incurred related to the debt associated with the acquisition of Reeves, and an increase in the interest rate spread; and, capitalized leases related to the Company's new information technology systems.

Interest Income and Other

     Interest income increased $69 thousand from $403 thousand in the first nine months 1998 to $472 thousand in the first nine months 1999.

Income Taxes

     The Company's income tax expense decreased from $1.1 million, or an effective rate of 45.1%, for the first nine months 1998 to a $1.2 million benefit, or an effective rate of 11.2%, for the first nine months 1999. The difference in the effective income tax rate and the federal statutory rate (34%) is due primarily to amortization of intangibles which are not deductible for income tax purposes and the effect of state income taxes. The net benefit in 1999 reflects a reserve recorded in the third quarter 1999 for operating losses and timing differences which may not be realized.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's primary capital needs have been to fund the growth of the Company, to fund the September 1994 stock repurchase from management, to fund the operations of the Company's finance subsidiary, Marquise, and, more recently, to fund new information technology systems, acquisitions, and 1999 restructuring and operating losses of its installed home improvement business. The Company's primary sources of liquidity have been cash flow from operations, borrowings under its bank credit facilities, and, in June 1996, the net proceeds of its initial public offering. The Company's manufacturing and wholesale distribution businesses require minimal levels of capital expenditures while its installed home improvement businesses are not capital intensive. Capital expenditures for first nine months 1999 and years 1998 and 1997 were approximately $1.3 million, $3.8 million, and $4.3 million, respectively. Capital expenditures for 1999 are expected to approximate $2.0 million, primarily related to ongoing new equipment purchases and software development for the Company's information technology systems and major plant repairs. Future requirements for new information technology and other capital expenditures are expected to be funded by cash flow from operations and capital leases. During 1997, the Company announced a stock repurchase program to repurchase up to 1,000,000 shares of its common stock. During the second and third quarters 1997 the Company purchased 572,300 shares of its common stock for $4.7 million. The Company's bank credit facilities impose certain restrictions on the repurchase of common stock.

     On April 20, 1998, the Company acquired all of the issued and outstanding stock of Reeves for approximately $42.6 million, including transaction expenses. In November, 1998, the Company acquired certain net assets and the business of KanTel, the lead-taking and telemarketing operation (which are now owned by KanTel) of H.I Inc., a related party, for approximately $2.4 million in cash and convertible subordinated notes.

     In connection with the Reeves acquisition, the Company obtained a $42 million, as amended, secured credit facility from a bank group (the "Bank Group"). See "Notes to Consolidated Financial statements; Debt." Given the Company's installed home improvement segment's operating losses during the first three quarters of 1999, the Company has moderated and will continue to moderate its capital spending, its acquisitions, and its expansion activities (both of complementary new products and into new markets), and has reduced and will continue to reduce operating costs. It is not likely the Company will activate its stock repurchase program announced in 1997. The Company does not expect to have sufficient resources to pay approximately $3.0 million of non-Bank Group debt obligations due through June 30, 2000 as they mature. See "Notes to Consolidated Financial Statements: Debt." Provided there are no terminations of either the Bank Forbearance Agreement or the Sears Forbearance Agreement, and dependent upon future revenues and the implementation of further cost reductions, the Company believes it will have sufficient capital to meet all of its obligations through June 30, 2000 except for the $3.0 million debt obligation discussed above. There can be no assurance that the Bank Group and Sears will not be entitled to terminate their forbearance obligations, the Company will achieve its goals for revenue and cost reductions, or that other adverse events will not occur. If the forbearance obligations terminate without other arrangements from Sears or the Bank Group regarding financing, or if the Company does not meet its goals for revenue and cost reductions, or if other material adverse conditions occur, the Company, among other things, will have to seek financing from alternative sources and/or discontinue some or all of its operations and/or seek a sale of some or all of its remaining businesses and/or seek other legal and/or financial relief, including protection under an appropriate chapter of the Bankruptcy Code. The Company's ability to meet all of its obligations at or after the time the Bank Forbearance Agreement or the Sears Forbearance Agreement terminates will depend on a variety of factors, including the agreement of Sears to provide further financial accommodations, repayment, refinancing, or other restructuring of the Company's obligations.

     In November 1995, the Company commenced the operations of Marquise. Marquise's primary objective is to support, along with other designated third-party finance companies, the Company's requirement for providing financing to its installed home improvement businesses' customers. The Company can not fund new loans under the terms of the Marquise forbearance agreement. Marquise has been capitalized and funded with the Company's excess operating cash flow and borrowings under its bank lines of credit. In December 1997, Marquise obtained a $10 million secured line of credit and, at September 30, 1999, had borrowed $4.1 million under it. See "Notes to Consolidated Financial Statements; Debt." Marquise is in the process of selling its consumer finance loans in order to repay its bank loan. Marquise expects that the proceeds from the sale of a portion of its portfolio and future collections, net of expenses, for the portfolio will be sufficient to repay its senior secured bank debt under the terms of the Marquise forbearance agreement. There is no assurance, however, that the sale of the portion of the portfolio will be consummated or that no future event will occur that will adversely impact future collections or expenses. The terms of the Bank Forbearance Agreement provide that, after the Marquise senior lender is repaid in full, all collections, net of expenses, will be used to repay the Company's senior secured bank debt. Marquise's ability to fund future consumer financing for Exteriors is dependent upon its ability to obtain new financing which is unlikely until the Company's Bank Group debt is repaid, refinanced, or otherwise restructured.

     From its inception in June 1993, the Company has generated cash flow from operations of approximately $26.2 million. Cash flows from operations have been used to fund and leverage the Company's investing activities, including acquisitions, Marquise consumer lending activities, and capital expenditures; and its financing activities, including the repurchase of 42.2% of common stock in September 1994 from management, and repurchase of 6.3% of common stock in 1997. At September 30, 1999, the Company had approximately $27.3 million in cash and cash equivalents and trade receivables and negative working capital of $24.9 million after reclassification of $28.3 million of long-term Bank Group debt to current liabilities. At September 30, 1999, the Company had $56.2 million in total debt including $40.2 million borrowed under its bank lines of credit. Through October 31, 1999, the Company was fully borrowed under its available bank lines of credit.

     The Nasdaq National Market has minimum maintenance standards for continued listing including, among others, a $4 million Net Tangible Asset threshold. At September 30, 1999, the Company had less than $4 million net tangible assets. Due to continuing losses, there can be no assurance that the Company's common stock will continue to be listed and traded on the Nasdaq.

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

     The Company believes that it has implemented successfully essentially all the systems and programming changes necessary to address Y2K internal IT and non-IT readiness issues, as well as third-party readiness issues.

     Total costs for Y2K readiness is approximately $350,000. The Company's programs for purchasing hardware and software, which began in early 1997, have addressed many Y2K issues. The Company's IT initiatives have replaced substantially all key software with new industry software, such as Oracle ERP applications and Vantive for lead-taking activities, and have installed new hardware such as Compaq and Bay Networks. Reeves, a key subsidiary, has completed the upgrading of its AS/400 BPCS system to a Y2K-certified revision of the software.

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

Certain statements contained herein, including without limitation, statements addressing the beliefs, plans, objectives estimates or expectations of the Company or future results or events constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, as amended. Such forward-looking statements involve known or unknown risks, including, but not limited to, general economic and business conditions, matters related to the licensing agreement between Diamond Exteriors, Inc. and Sears, Roebuck and Co., warranty exposure, the Company's reliance on home consultants and on the availability of qualified independent installers, lead activity and costs related thereto, the outcome of discussions with the Bank Group, other potential lenders and creditors, and Sears regarding forbearance and possible additional extensions of credit, and conditions in the installed home improvement industry. There can be no assurance that the actual future results, performance, or achievements expressed or implied by such forward-looking statements will occur. Users of forward-looking statements are encouraged to review Item 7 of the Company's most recent annual report on Form 10-K, its filings on Form 10-Q, management's discussion and analysis in the Company's most recent annual report to stockholders, the Company's filings on Form 8-K, and other federal securities law filings for a description of other important factors that may affect the Company's business, results of operations and financial condition.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.

     No material changes from the disclosures in the Company's Form 10-K for the fiscal year ended December 31, 1998.

                          PART II.  OTHER INFORMATION

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

     Please see the discussion in Part I, Item 2, under "Liquidity and Capital Resources" regarding the Company's default on its secured syndicated bank facilities and regarding notes payable to former shareholders of Reeves Southeastern Corporation.

     The amount due to the Bank Group on which the Company is in default as of September 30, 1999 was $1.1 million and the total arrearage on November 15, 1999 was $1.1 million.


ITEM 6.   EXHIBITS

          (a)  Exhibits

               (10.1) Forbearance Agreement between the Company and the Bank Group dated September 1, 1999.

               (10.2) Employment letter between the Company and James W. Bradshaw dated September 28, 1999.

               (10.3) Extension Agreement between the Company and the Bank Group dated October 1, 1999.

               (10.4) Second Forbearance Agreement between the Company and the Bank Group dated October 29, 1999. (Portions of exhibits have been omitted pursuant to a request for confidential treatment.)

               (27)    Financial Data Schedule.

          (b) A report on Form 8-K was filed on August 25, 1999 regarding the Company's press release announcing the resignation of Geoffrey H. Foreman as President and Chief Operating Officer.

          (c) A report on Form 8-K was filed on September 9, 1999, regarding the Company's press release announcing the resignation of George
               A. Stinson from the Company's Board of Directors.

                                   Signatures


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                DIAMOND HOME SERVICES, INC.




Date: November 15, 1999             By: /S/ Eugene J. O'Hern, Jr.
                                       --------------------------------
                                    Eugene J. O'Hern, Jr.
                                    Controller
                                    (For the Registrant and as
                                    Principal Accounting Officer)